Form 10QSB
period 2005-06-30
ELDERWATCH INC
filed 2005-08-15
CIK 1260037

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 0 - 32445

ELDERWATCH, INC.

 Exact name of small business issuer as specified in its charter

Florida                                                                 65-0891381

(State or other jurisdiction of

I.R.S. Employer

               incorporation or organization)

Identification Number

2881 North Pine Island Road, Building 65, Suite 203, Sunrise, FL 33322

                    (Address of principal executive office)

(954) 741-4157

Issuer's telephone number

NA

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes _X___  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date:

As of August 15, 2005, there were 560,000 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

ELDERWATCH, INC.

AMERICAN CAPITAL PARTNERS LIMITED, INC.
FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements:	3

(a)	Balance Sheets as of June 30, 2005	3
(b)	Statements of Operations for the Six Months Ended June 30, 2005 and 2004 and for the period of inception (November 18, 1998) thorough June 30, 2005 (unaudited)	4
(c)	Consolidated Statement of Cash Flow for the Six Months Ended June 30, 2005 and 2004 and for the period of inception (November 18, 1998) thorough June 30, 2005 (unaudited)	6
(d)	Notes to Financial Statements.	7

Item 2.	Management's Discussion and Analysis or Plan of Operation.	8

Item 3.	Controls and Procedures.	9

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

Item 3.	Defaults Upon Senior Securities.	10

Item 4.	Submission of Matters to a Vote of Security Holders.	10

Item 5.	Other Information.	10

Item 6.	Exhibits	10

Signatures.		11

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS AT JUNE 30, 2005

JUNE 30, 2005
ASSETS

Current Assets
Cash	$ 651

TOTAL ASSETS	$ 651

LIABILITIES AND SHAREHOLDER DEFICIT

LIABILITIES
Loan Payable	9,110
Accrued Expenses	22,792
TOTAL LIABILITIES	31,902

SHAREHOLDER DEFICIT
Preferred Stock: $0.001 par value; 10,000,000 authorized, none issued and outstanding	0

Common Stock: $0.001 par value; 100,000,000 authorized, 1,712,000 issued and outstanding	1,712

Additional Pain-in Capital	24,288

Deficit Accumulated During the Development Stage	(57,251)

TOTAL SHAREHOLDER DEFICIT	(31,251)

TOTAL LIABILITIES AND SHAREHOLDER DEFICIT	$ 651

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

AND FOR THE PERIOD NOVEMBER 18, 1998  (INCEPTION)

THROUGH JUNE 30, 2005

            18 Nov 1998        (INCEPTION)

                                                        THROUIGH

                     JUNE 30, 2005       JUNE 30, 2004   JUNE 30, 2005

REVENUES	$ -	$ -	$ -

Operating Expenses
Consulting	0	0	5,380
Legal and Accounting	1,500	3,541	36,451
Taxes and Licenses	0	0	240
Office Expenses	1,010	825	5,637
Bank Charges	118		118
Travel and Market Research	1,125	1,292	9,425

TOTAL OPERATING EXPENSES	3,753	5,658	57,251

NET LOSS	$(3,753)	$(5,658)	$(57,251)

Net Loss per Common Share	$ -	$ -	$ -

Weighted average number of Common Shares Outstanding	1,712,000	1,712,000	1,712,000

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

                                                              JUNE 30, 2005       JUNE 30, 2004

REVENUES	$ -	$ -

Operating Expenses
Consulting	0	0
Legal and Accounting	1,500	3,541
Taxes and Licenses	0	0
Office Expenses	1,010	825
Bank Charges	118
Travel and Market Research	1,125	1,292

TOTAL OPERATING EXPENSES	3,753	5,658

NET LOSS	$(3,753)	$(5,658)

Net Loss per Common Share	$ -	$ -

Weighted average number of Common Shares Outstanding	1,712,000	1,712,000

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

AND FOR THE PERIOD NOVEMBER 18, 1998 (INCEPTION)

THROUGH JUNE 30, 2005

                                                          18-N0V 98

                                                      (INCEPTION)

                                                                                                                         THROUGH

                                                    JUNE 30, 2005  JUNE 30, 2004  JUNE 30, 2005

Cash Flows from Operating Activities
Net Loss	$ (3,753)	$ (5,658)	$ (57,274)
Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities

Accounts Payable and Accrued Expenses	3,743		22,815
Note Payable	4,110	5,000	9,110

Total Adjustments	7,853	5,000	31,925

Net Cash Used by Operating Activities	(3,459)	(658)	(25,349)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Issuance of Common Stock	0	0	26,000

Net Cash Provided By Financing Activities	0	0	26,000

Net Increase (Decrease) In Cash	$ (1,125)	$ (658)	$ 651

Cash At Beginning Of Period	1,804	1,568	0

Cash At End Of Period	$ 651	$ 910	$ 651

SEE ATTACHED NOTES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 2004 financial statements of Elderwatch, Inc.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation.  All such adjustments are of a normal recurring nature.

NOTE 2 – DUE TO RELATED PARTY

A shareholder of; the registrant has advanced a total of $ 9,110 to help defray the costs of preparation and filing of the registrant’s registration statement and this report of Form 10QSB.  Repayment of the advance will be made out of the proceeds of the initial public offering.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Elderwatch, Inc. is a corporation formed under the laws of the state of Florida on November 18, 1998.  Our principal offices are located in Sunrise, Florida. Our business objectives are to establish a regular monitoring and visitation service for elderly citizens whether they are living alone, in assisted living facilities or complete-care nursing homes.  This service can be obtained by the elderly themselves or by members of the family that are geographically removed from their family members.  Our purpose is to observe and report on the general conditions of the facility and the resident or patient. Our services will be provided by Elderwatch representatives (“representatives”) that will be trained to fulfill our mandate to “observe and report”.  Our representatives will be derived from retirees, some as young as in their fifties and sixties that would desire and enjoy the opportunity to both augment their income and have something worthwhile to occupy some of their time.  Representatives will be required to accompany Mr. Weiss on several calls to observe first hand how visits are conducted.  Because our mandate is to simply “observe and report” more emphasis will be placed on the selection of potential representatives.  Because we intend to select our representatives from the ranks of the retired we will be paying particular attention to their empathy with the elderly.

On November 18, 1998, we were formed for the purpose of establishing a business that would provide assistance for senior citizens, particularly in Florida, Arizona and California.  We intend to offer regular visits to the elderly in whatever facility in which the elderly are housed, ensuring that they are receiving proper care and attention.  These visits can be had weekly, bi-weekly or monthly with a full report (with a dated photograph available on demand) submitted after each visit to the concerned family.  We believe that the implementation of our services will result in the better treatment for our elderly clients, peace of mind for the family of our clients and financial savings for the clients as a result of our oversight.

We will provide the elderly regular visits, assist in problem solving and endeavor to protect our clients from being victimized.   For elderly in assisted living facilities, we intend to provide a monitoring service that attempt to make certain that the patient/client gets properly dressed, takes medication(s) properly and as scheduled and meals properly provided.  For elderly in nursing homes, we intend to provide a relatively inexpensive service that will check on the patient in the nursing home, making sure that they are kept clean, that their bedding is clean and changed regularly, that their hair is clean and presentable and that they have no complaints of mistreatment. Enhancing our mandate to observe and report, our visits are randomly scheduled, adding further chances to find sub-standard treatment, if present.  As our visits are random visits, there is no assurance that the service will be successful in attempting to “make certain” that all of the items listed above will be satisfactorily accomplished for their clients. While the cost of the service shall be determined, it is intended to make the service affordable for our clients.  We will provide the elderly regular visits, primarily to “observe and report” and by reporting we will draw attention to any observed deficiencies, report on the patient’s general attitude and frame of mind   For elderly in assisted living facilities, we intend to report on the accommodation and basic assistance, commenting on dress, whether or not they take their medication(s) and satisfaction on their meals.  For elderly in nursing homes, we intend to provide an inexpensive service that will check on the patient in the nursing home, reporting patient cleanliness, condition of their bedding, that their hair is clean and presentable and that they have no complaints of mistreatment.

Liquidity and Capital Resources

On April 14, 2005 the Securities and Exchange Commission declared effective our SB2 registration statement registering for sale 957,000 shares of our common stock, including 157,000 shares register34ed on behalf of selling shareholders.  The effective period was for ninety days.  On July 13, 2005 the effective period expired.  On that date we had received subscriptions for 284,000 shares of common stock for a total of $71,000.

Management is considering its best course of action, taking into consideration that funds raised were only marginally in excess of the minimum amount stated in our prospectus.

We believe that our existing capital will be sufficient to meet our cash needs, including the costs of instituting our business plan on the minimal basis outlined in the prospectus and compliance with the continuing reporting requirements of the Securities Exchange Act. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow us to reach a profitable position before these funds run out.  Should this occur the Company's needs for additional financing are likely to increase.

No commitments to provide additional funds have been made by management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available.

Item 3.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.

 Changes in Securities

Subsequent to this reporting period, on July 17, 2005 the Board of Directors of the registrant passed unanimously a resolution. authorizing a forward split of the issued and outstanding shares on a five to one (5 – 1) basis bringing the total common shares issued and outstanding to 8,955,000 and after the cancellation of 3,750,000 common shares arriving at a total of 5,205,000 issued and outstanding common shares.

A copy of the Form 8K reflecting this action was filed with the Securities and Exchange Commission on filed July 17, 2005.

Item 3.

 Defaults Upon Senior Securities

Not Applicable

Item 4.

 Submission of Matters to a Vote of Securities Holders

None

Item 6. Exhibits

    A. Exhibits:

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of Principal Financial and Accounting Officer Pursuant
to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act.

0.232 32.2 Certification of Principal Financial and Accounting Officer Pursuant
to Section 906 of the Sarbanes-Oxley Act.

The Company filed a Form 8K on

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ELDERWATCH, INC.

Dated: August 15, 2005

/S/ Allan Weiss

     Allan Weiss, President and Director

           August 15, 2005