Form 10QSB/A
period 2005-06-30
ELDERWATCH INC
filed 2005-08-17
CIK 1260037

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 0 - 32445

ELDERWATCH, INC.

 Exact name of small business issuer as specified in its charter

Florida                                                                 65-0891381

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

Securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 560,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

ELDERWATCH, INC.

Part I.  Financial Information

Page

Item 1.

Condensed  Financial Statements and Notes to Consolidated Financial Statements

a) Condensed Balance Sheets as of June 30, 2005 and 2004 (unaudited) F-1

b) Statements of Operations for the Six Months Ended June 30, 2005 and 2004 and for the period of inception (November 18, 1998) thorough June 30, 2005 (unaudited) F-2

c) Consolidated Statement of Cash Flow for the Six Months Ended June 30, 2005 and 2004 and for the period of inception (November 18, 1998) thorough June 30, 2005 (unaudited) F-3

d) Notes to Consolidated Financial Statements (unaudited) F 4-6

Item 2.    Management's  Discussion  and  Analysis  of  Financial  Condition  and Results  of

              Operations

Item 3.    Controls and Procedures

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS AT JUNE 30, 2005

 (PREPARED BY MANAGEMENT)

	JUNE 30, 2005	JUNE 30, 2004
ASSETS

Current Assets
Cash	$ 651	$ 910

TOTAL ASSETS	$ 651	$ 910

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES
Loan Payable	9,110	0
Accrued Expenses	3,743	0
TOTAL LIABILITIES	12,853	0

SHAREHOLDER EQUITY
Preferred Stock: $0.001 par value; 10,000,000 authorized, none issued and outstanding	0	0

Common Stock: $0.001 par value; 100,000,000 authorized, 1,712,000 issued and outstanding	1,712	1,712

Additional Pain-in Capital	24,288	24,288

Deficit Accumulated During the Development Stage	(57,274)	(25,090)

TOTAL SHAREHOLDER EQUITY	(31,274)	(25,090)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$ 651	$ 910

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

                       AND FOR THE PERIOD NOVEMBER 18, 1998 (INCEPTION)

THROUGH JUNE 30, 2005

18 Nov 1998 (INCEPTION) THROUIGH
JUNE 30, 2005 JUNE 30, 2004 JUNE 30, 2005
REVENUES	$ -	$ -	$ -

Operating Expenses
Consulting	0	0	5,380
Legal and Accounting	1,500	3,541	36,451
Taxes and Licenses	0	0	240
Office Expenses	1,010	825	5,637
Bank Charges	118		118
Travel and Market Research	1,125	1,292	9,448

TOTAL OPERATING EXPENSES	3,753	5,658	57,274

NET LOSS	$(3,753)	$(5,658)	$(57,274)

Net Loss per Common Share	$ -	$ -	$ -

Weighted average number of Common Shares Outstanding	1,712,000	1,712,000	1,712,000

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

AND FOR THE PERIOD NOVEMBER 18, 1998 (INCEPTION)

                                                                    THROUGH JUNE 30, 2005

18 Nov 1998 (INCEPTION) THROUIGH
JUNE 30, 2005 JUNE 30, 2004 JUNE 30, 2005

Cash Flows from Operating Activities
Net Loss	$ (3,753)	$ (5,658)	$ (57,274)
Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities

Accounts Payable and Accrued Expenses	3,743		56,254
Note Payable	4,110	5,000	9,110

Total Adjustments	7,853	5,000	65,364

Net Cash Used by Operating Activities	(3,459)	(658)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Issuance of Common Stock	0	0	26,000

Net Cash Provided By Financing Activities	0	0	26,000

Net Increase (Decrease) In Cash	$ (1,125)	$ (658)	$ 910

Cash At Beginning Of Period	1,804	1,568	0

Cash At End Of Period	$ 651	$ 910	$ 910

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

NOTE 2 – DUE TO RELATED PARTY

A shareholder of; the registrant has advanced a total of $9,110 to help defray the costs of preparation and filing of the registrant’s registration statement and this report of Form 10-QSB.  Repayment of the advance will be made out of the proceeds of the initial public offering.

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

                                                                          F-4

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

Liquidity and Capital Resources

On April 14, 2005 the Securities and Exchange Commission declared effective our SB2 registration statement registering for sale 957,000 shares of our common stock, including 157,000 shares registered on behalf of selling shareholders.  The effective period was for ninety days.  On July 13, 2005 the effective period expired.  On that date we had received subscriptions for 284,000 shares of common stock for a total of $71,000.

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

                                                                                   F-5

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

                                                                                        F-6

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

A copy of the Form 8K reflecting this action was filed with the Securities and Exchange Commission on filed July 17, 2005 .

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

Dated: August 17, 2005

/S/ Allan Weiss

     Allan Weiss, President and Director