Form 10QSB
period 2005-09-30
ELDERWATCH INC
filed 2005-11-17
CIK 1260037

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number   000-51249

ELDERWATCH, INC.

 Exact name of small business issuer as specified in its charter

Florida                                                                 65-0891381

(State or other jurisdiction of

I.R.S. Employer

               incorporation or organization)

Identification Number

2881 North Pine Island Road, Building 65, Suite 203, Sunrise, FL 33322

                    (Address of principal executive office)

(561) 740-0103

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

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET
AS AT SEPTEMBER 30, 2005
(PREPARED BY MANAGEMENT)

Sept 30 2005 Sept 30 2005
ASSETS

Current Assets
Cash	$ 39,616	$317

TOTAL ASSETS	$ 39,616	$317

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES
Accrued Expenses	22,792	5,000
Due to Related Parties (Note II)	0	0
TOTAL LIABILITIES	22,792	5,000

SHAREHOLDER EQUITY
Preferred Stock: $0.001 par value; 10,000,000 authorized, none issued and outstanding	0	0

Common Stock: $0.001 par value; 100,000,000 authorized, 1,712,000 issued and outstanding	1,996	1,712

Additional Pain-in Capital	95,004	24,288

Deficit Accumulated During the Development Stage	(80,176)	(30,683)

TOTAL SHAREHOLDER EQUITY	16,824	(4,683)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$ 39,616	$ 317

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

AND FOR THE PERIOD NOVEMBER 18 (INCEPTION)

THROUGH SEPTEMBER 30, 2005

            18 Nov 1998

           (INCEPTION)

                                                        THROUIGH

Sept 30 2005      Sept 30 2004      Sept 30 2005

REVENUES	$ -	$ -	$ -

Operating Expenses
Consulting	1,890	380	7,270
Legal and Accounting	22,520	3,879	57,471
Taxes and Licenses	0	0	240
Office Expenses	1,000	1,992	5627
Bank Charges	120	0	120
Travel and Market Research	1,125	0	9,448

TOTAL OPERATING EXPENSES	26,655	0	80,176

NET LOSS	$(26,655)	$(6,251)	$(80,176)

Net Loss per Common Share	$ -	$ 0.015	$ -

Weighted average number of Common Shares Outstanding	1,996,000	1,712,000	1,567,576

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

AND FOR THE PERIOD NOVEMBER 18, 1998 (INCEPTION)

THROUGH SEPTEMBER 30, 2005

                                                          18-N0V 98    (INCEPTION)      THROUGH

                                                                                           Sept 30 2005                       Sept 30 2005                  Sept 30 2005

Cash Flows from Operating Activities
Net Loss	$ (26,655)	$ (6,251)	$ (80,176)
Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities

Accounts Payable and Accrued Expenses	(1,533)	0	22,792

Total Adjustments	(1,533)	0	22,792

Net Cash Used by Operating Activities	(28,188)	(6,251)	(57,384)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Issuance of Common Stock	71,000	0	97,000
Proceeds from Related Party	6,000	7,000	13,000
Repayment to Related Party	(11,000)	(2,000)	(13,000)

Net Cash Provided By Financing Activities	66,000	5,000	97,000

Net Increase (Decrease) In Cash	$ 37,812	$ (1,251)	$ 39,616

Cash At Beginning Of Period	1,804	1,568	0

Cash At End Of Period	$ 39,616	$ 317	$ 39,616

SEE ATTACHED NOTES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Un-audited)

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

NOTE II – DUE TO RELATED PARTY

A shareholder of the registrant has advanced a total of $ 13,000 to help defray the costs of preparation and filing of the registrant’s registration statement and this report of Form 10Q.  Repayment of the advance was made in the third quarter.

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

We will provide the elderly regular visits, assist in problem solving and endeavor to protect our clients from being victimized.   For elderly in assisted living facilities, we intend to provide a monitoring service that attempts to make certain that the patient/client gets properly dressed, takes medication(s) properly and as scheduled and that meals are properly provided.  For elderly in nursing homes, we intend to provide a relatively inexpensive service that will check on the patient in the nursing home, making sure that they are kept clean, that their bedding is clean and changed regularly, that their hair is clean and presentable and that they have no complaints of mistreatment. Enhancing our mandate to observe and report, our visits are randomly scheduled, adding further chances to find sub-standard treatment, if present.  As our visits are random visits, there is no assurance that the service will be successful in attempting to “make certain” that all of the items listed above will be satisfactorily accomplished for their clients. While the cost of the service shall be determined, it is intended to make the service affordable for our clients.  We will provide the elderly regular visits, primarily to “observe and report” and by reporting we will draw attention to any observed deficiencies, report on the patient’s general attitude and frame of mind.   For elderly in assisted living facilities, we intend to report on the accommodation and basic assistance, commenting on dress, whether or not they take their medication(s) and satisfaction on their meals.  For elderly in nursing homes, we intend to provide an inexpensive service that will check on the patient in the nursing home, reporting patient cleanliness, condition of their bedding, that their hair is clean and presentable and that they have no complaints of mistreatment.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.

 Changes in Securities

Subsequent to this reporting period, on July 17, 2005 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the issued and outstanding shares on a five to one (5 – 1) basis bringing the total common shares issued and outstanding to 9,9750,000 and after the cancellation of 3,750,000 common shares arriving at a total of 6,225,000 issued and outstanding common shares.

A copy of the Form 8K reflecting this action is attached to this report as Exhibit 99.1.

Item 3.

 Defaults Upon Senior Securities

Not Applicable

Item 4.

 Submission of Matters to a Vote of Securities Holders

None

Item 6. Exhibits and Reports on Form 8K

A copy of the registrant’s Form 8K filed July 17, 2005 and reflecting the forward split of its issued and outstanding common stock is attached as Exhibit 99.1.

The Company filed a Form 8K on

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ELDERWATCH, INC.

Dated November 17, 2005

/S/ Allan Weiss

     Allan Weiss, President and Director

EXHIBIT 99.1

REPORT ON FORM 8K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of report (Date of earliest event reported) November 10, 2005

--------------

ELDERWATCH, INC.

(Name of Small Business issuer in its charter)

                   FLORIDA

                    000-51249               65-0891381

     (State or other jurisdiction of            (Commission File No.)    (IRS Employer

      incorporation or organization)

    Identification No.)

11731 Briarwood Circle, #1, Boynton Beach, FL 33437

(Address of principal executive offices)

(561) 740-0103

(Registrant’s telephone number)

-------------------------

Item 4.  Changes in Registrant’s Certifying Accountant

     (a) Effective on November 10, 2005, the Registrant dismissed Jewett, Schwartz & Associates by declining to renew the engagement of Jewett, Schwartz & Associates as the independent accountant engaged to audit the financial statements of the Registrant and engaged Jewett, Schwarz & Associates as its new independent registered public accounting firm for fiscal year ending December 31, 2004 and December 31, 2003.

Jewett, Schwartz & Associates performed the audit of the Registrant’s financial statements for year ending December 31, 2004 and December 31, 2003.  During this period and the subsequent interim period prior to the Registrant declining to renew their engagement, there were no disagreements with Jewett, Schwartz & Associates on any matter of accounting  principles or practices, financial   statement   disclosure  or  auditing   scope  or  procedure, which disagreements if not resolved to Jewett, Schwartz & Associate’s  satisfaction would have caused Jewett, Schwartz & Associates to make reference to this subject matter of the disagreements in connection with Jewett, Schwartz & Associates’ report, nor were there any "reportable  events" as such term is defined in  Item  304(a)(3) of  Regulation  S-B,  promulgated  under  the  Securities Exchange Act of 1934, as amended.

The Registrant determined that, although the registrant was very satisfied with the quality of the audits prepared by Jewett, Schwartz & Associates, a new independent certified public accountant would be in the best interests of the shareholders of the Registrant. The decision to not to renew the engagement with Jewett, Schwartz & Associates was approved by the Registrant’s Board of Directors.

The audit  reports  of Jewett, Schwartz & Associates for the  Registrant's  year ending on December 31, 2004  and December 31, 2003 did not contain an adverse  opinion,  or a disclaimer of opinion, or qualification or modification as to uncertainty,  audit scope, or accounting principles, other than the uncertainty that the Registrant might not be able to operate as a going concern.

The  Registrant  has  requested  Jewett, Schwartz & Associates to  furnish  it with a  letter addressed to the Securities and Exchange  Commission  stating  whether it agrees with  the  statements  made  above  by the  Registrant.  A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

         (b)  Effective on November 10, 2005 the Registrant has engaged Madsen & Associates, CPA’s Inc. as the new principal accountant to audit its financial statements.  The decision to engage Madsen & Associates, CPA’s Inc. was approved by the Registrant's Board of Directors The Registrant has not consulted with Madsen & Associates on any accounting matters prior to its engagement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Elderwatch, Inc.

/S/ Allan Weiss

     Allan Weiss, President

Date   November 16, 2005

EXHIBIT 16:1

Jewett, Schwartz & Associates Certified Public Accountants

 November 10, 2005

US Securities and Exchange Commission

Mail Stop 11-3

450 5th Street, NW

Washington, DC  20549

Dear Sirs:

We have read and agreed with the statements under Item 4.01 of Form 8-K report dated November 10, 2005 regarding our firm.

We have no basis to agree or disagree with any matter reported therein.

Very truly yours,

Jewett, Schwartz & Associates

/s/ Jewett, Schwartz & Associates

________________________
Jewett, Schwartz & Associates