Form 10QSB/A
period 2005-09-30
ELDERWATCH INC
filed 2005-12-07
CIK 1260037

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/a

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 0 - 51249

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

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS AT SEPTEMBER 30, 2005

 (PREPARED BY MANAGEMENT)

	Sept 30, 2005	Sept 30, 2004
ASSETS

Current Assets
Cash	$ 39,616	$317

TOTAL ASSETS	$ 39,616	$317

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES
Accrued Expenses	22,792	5,000
Due to Related Parties (Note II)	0	0
TOTAL LIABILITIES	22,792	5,000

SHAREHOLDER EQUITY
Preferred Stock: $0.001 par value; 10,000,000 authorized, none issued and outstanding	0	0

Common Stock: $0.001 par value; 100,000,000 authorized, 6,225,000 issued and outstanding	1,996	1,712

Additional Pain-in Capital	95,004	24,288

Deficit Accumulated During the Development Stage	(80,176)	(30,683)

TOTAL SHAREHOLDER EQUITY	16,824	(4,683)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$ 39,616	$ 317

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

AND FOR THE PERIOD NOVEMBER 18 (INCEPTION)

THROUGH SEPTEMBER 30, 2005

            18 Nov 1998

           (INCEPTION)

                                                        THROUIGH

                     Sept 30, 2005       Sept 30, 2004          Sept 30, 2005

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

         Sept 30, 2005       Sept 30, 2004     Sept 30, 2005

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

Dated October 31, 2005

/S/ Allan Weiss

     Allan Weiss, President and Director