Form 10KSB
period 2005-12-31
ELDERWATCH INC
filed 2006-05-09
CIK 1260037

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 0-51249

ELDERWATCH, INC.

COLORADO 98-0219157
(State or other jurisdiction of (IRS Employer
incorporation or organization) ID Number)

11731 Briarwood Circle, #1, Boynton Beach, FL 33457
(Address of principal executive office) (Zip code)

Issuer’s telephone number:      ((561) 740-0103

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer’s revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.  As of  April 30, 2006:   $0.00

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  6,225,000 shares common stock.  This Form 10-KSB consists of 18 pages.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

ELDERWATCH, INC.

PART I

ITEM

PAGE

Item   1

Description of Business …………………………………………..…….….1

Item   2

Description of Property…………………………..................................….. 4

Item   3

Legal Proceedings...................................................…………...............….. 4

Item   4

Submission of Matters to a Vote of Security Shareholders…………….….4

PART II

Item   5

Market for the Registrant’s Common Equity and

related Stockholder  Matter..........................……………....................…….4

Item   6

Management’s Discussion and Analysis of

Financial Condition and Results of Operations.………… ..................….…4

Item   7

Financial Statements..................…………...........................................….…5

Item   8

Changes in and Disagreements on Accounting

and Financial Disclosure.…………….....................................................….12

PART III

Item   9

Directors, Executive Officers, Promoters and Control

persons, Compliance with Section 16(a) of the Exchange Act.…...........… 12

Item 10

Executive Compensation.... .............…………......................................….. 14

Item 11

Security Ownership of Certain Beneficial Owners

and Management............................………….........................................…. 14

Item 12

Certain Relationships and Related Transactions…………. ............……….14

Item 13

Exhibits and Reports on Form 8-K...........…………............................……14

Signatures ...............……………...............................................................................................……. 15

 PART I

 ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

Elderwatch, Inc. is a corporation formed under the laws of the state of Florida on November 18, 1998.  Our principal offices are located in Boynton Beach, Florida. Our business objectives are to establish a regular monitoring and visitation service for elderly citizens whether they are living alone, in assisted living facilities or complete-care nursing homes.  This service can be obtained by the elderly themselves or by members of the family that are geographically removed from their family members.  Our purpose is to observe and report on the general conditions of the facility and the resident or patient.

Narrative Description of Business

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

Elderwatch, Inc. is in the development stage and has had no revenues.  To date, we have not commenced operations.  Since inception, our president has concentrated his efforts on research of the marketplace of our services and preparing our business strategy.

Item

2

Description of Property

Our president provides office facilities at 11731 Briarwood Circle, #1, Boynton Beach, Florida.  There is no charge for the use of these facilities.  The Company maintains no other office and owns no real estate.

Item

3

Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item

4

Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item

5

Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board Quotation System under the symbol: EDRW.

Item

6

Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources.

The Company is a development stage company and has not had any revenues to through the year ended December 31, 2005. Our initial public offering netted $70,000 (after escrow fees) Some of these proceeds were spent on legal and accounting fees and electronic filing fees.  Funds were expended on consulting fees to further investigate marketing methods and visitation procedures.  Our cash balance at December 31, 2005 was $1,181.

Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations.  The Company is a development stage company that generated no revenue during the past year.  The Company accumulated a deficit of approximately $95819 for the fiscal year ending December 31, 2005.  Implementation of our business plan was severely hampered due to the serious illness of our President and CEO.

As Mr. Weiss’ illness became more severe and his ability to function as chief executive officer lessened, he concluded that assistance was needed to seek new sources of financing, implement our business plan and to examine alternative courses of action.  On March 25, 2006 Mr. Brant E. Hodyno, JD, L.L.M. was appointed to the Board of Directors and elected Secretary/Treasurer and Chief Accounting Officer.  Mr. Weiss charged Mr. Hodyno with acquainting himself thoroughly with the affairs of the Company, assessing the practicality of our business plan and forming a plan for our future efforts.

Item

7

Financial Statements

Audited financial statements for the year ended December 31 2005 follow.

ELDERWATCH, INC.

(A Development Stage Company)

(Stated in US Dollars)

FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2005

Board of Directors

Elderwatch, Inc.

Sunrise, FL

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying balance sheet of Elderwatch, Inc. (a Development Stage Company) as of December 31, 2005 and the statements of operations, stockholders’ equity and cash flows for the year then ended. We did not audit the statements of operations, stockholders’ equity and cash flows for the period from inception to December 31, 2004. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, in so far as it relates to the time period from inception to December 31, 2004 is based solely upon the reports of other auditors. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audit, these financial statements present fairly, in all material aspects, the financial position of the Company as of December 31, 2005, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note D to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.

May 2, 2006

Salt Lake City, Utah

Elderwatch, Inc.
(A Development Stage Company)
Balance Sheet

December 31,
ASSETS	2005
Current Assets:
Cash	$ 1,181

Total Assets	$ 1,181

SHAREHOLDERS' EQUITY

Total Liabilities	-

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 10,000,000 shares;
no shares issued and outstanding at December 31, 2005	-
Common Stock, $.001 par value; authorized 100,000,000 shares;
6,225,000 issued and outstanding at
December 31, 2005	6,225
Additional Paid-In Capital	90,775
Deficit Accumulated During Development Stage	(95,819)
Total Stockholders' Equity	1,181

Total Liabilities and Stockholders' Equity	$ 1,181

See accompanying notes to the financial statements

Elderwatch, Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative from
			Inception
			(November 18, 1998) to
	Year Ended December 31, 2005	Year Ended December 31, 2004	December 31, 2005

Revenues
Total Revenue	-	-	-

Expenses:
Consulting	22,390	380	27,770
Legal and Accounting	17,653	26,679	75,396
Taxes and Licenses	-	-	240
Office Expenses	1,130	2,030	5,757
Travel and Market Research	1,125	-	9,448

Total Operating Expenses	42,298	29,089	118,611

Net Loss	(42,298)	(29,089)	(118,611)

Weighted Average Shares
Common Stock Outstanding	7,510,833	1,712,000
Net Loss Per Common Share
(Basic and Fully Diluted)	$ (0.01)	$ (0.02)

	See accompanying notes to the financial statements

ELDERWATCH, INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative from
			Inception
	For the twelve months ended		(November 18, 1998) to
	December 31, 2005	December 31, 2004	December 31, 2005
Cash Flows from Operating Activities:

Net Loss	$ (42,298)	$ (29,089)	$ (118,611)

Adjustments to reconcile net loss to net cash
Provided be operating activities:

Accounts payable and accrued expenses	(24,325)	24,325	-
Note Due	-	-	-

Net cash used by Operating Activities	(66,623)	(4,764)	(118,611)

Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:	-	-	-

Issuance of common stock	71,000	-	97,000
Loan proceeds		7,000	7,000
Repayment of loan	(5,000)	(2,000)	(7,000)

Net cash provided by Financing Activities	66,000	5,000	97,000

Net Increase (Decrease) in Cash	(623)	236	(21,611)

Cash at Beginning of Period	1,804	1,568	-

Cash at End of Period	$ 1,181	$ 1,804	$ (21,611)

ELDERWATCH, INC.
( A Development Stage Company)
Statement of Stockholders’ Equity (Deficiency)
From Inception (November 20, 1998) through December 31, 2005

						Deficit
						Accumulated
					Additional	During the
	Shares	Par Value	Shares	Par Value	Paid-In	Development
	Issued	$.001 per share	Issued	$.001 per share	Capital	Stage	Total

BALANCE - November 20, 1998	-	$ -

Common stock issued	-	-	6,775,000	6,775	1,305	-	8,080

Net Loss for the period November 20, 1998
Through December 31, 1998	-	-				-	-

BALANCE - December 31, 1998	-	-	6,775,000	6,775	1,325	-	8,100

Common stock issued	-	-	1,000,000	1,000	3,000	-	4,000

Net loss	-	-				-	-

BALANCE - December 31, 1999	-	-	7,775,000	7,775	4,325	-	12,100

Net loss	-	-				-	-

BALANCE - December 31, 2000	-	-	7,775,000	7,775	4,325	-	12,100

Net loss	-	-				-	-

BALANCE - December 31, 2001	-	-	7,775,000	7,775	4,325	-	12,100

Net loss	-	-				-	-

BALANCE - December 31, 2002	-	-	7,775,000	7,775	4,325	-	12,100

Issuance of common stock	-	-	785,000	785	13,115	-	13,900

Net loss	-	-				(24,432)	(24,432)

BALANCE - December 31, 2003	-	-	8,560,000	8,560	17,440	(24,432)	1,568

Net loss	-	-				(29,089)	(29,089)

BALANCE - December 31, 2004			8,560,000	8,560	17,440	(53,521)	(27,521)

Issuance of common stock for cash - 6/05			1,420,000	1,420	69,580	-	71,000

1 for 5 forward stock split - July 21, 2005

Cancellation of 3,755,000 shares of stock - July 21, 2005			(3,755,000)	(3,755)	3,755	-	-

Net loss						(42,298)	(42,298)

BALANCE - December 31, 2005			6,225,000	6,225	90,775	(95,819)	1,181

See accompanying notes to the financial statements

                                           Elderwatch, Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

ORIGINATION AND HISTORY

Organization – Elderwatch, Inc. was formed in Florida on November 18, 1998 for the purpose of providing oversight services to families with elderly relatives requiring assisted living arrangements primarily in the Florida, California and Arizona markets

Development Stage Enterprise:  The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of December 31, 2005.  In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following:  preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies.  General and administrative expenses include professional fees, internet service charges, and other related operating expenses.  Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation --  In accordance with SFAS No.7, the Company’s policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in shareholders’ (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through December 31, 2005.

Cash and Cash Equivalents -- The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Start-up Costs -- Cost incurred in connection with commencing operations, including general and administrative expenses, are charged to operations in the period incurred.

Stock Issued For Services -- The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

Income Taxes -- The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Dilutive Net Income (Loss) Per Share -- Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 “Earnings Per Share.”  The Company does not have any common stock equivalents; therefore, basic and diluted EPS are the same.

Fair Value of Financial Instruments  -- The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, tax credit recoverable, reclamation bond, accounts payable and accrued liabilities, amount due to a director and loan payable.

Recent Accounting Pronouncements -- The Company does not expect that the adoption of other recent account pronouncements will have a material effect on its financial statements.

Revenue Recognition -- Service revenue will be recognized at the time such services have been rendered to customers. Contract services revenue will be recognized as services are performed.  The Company has adopted and follows the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Financial and Concentration Risk -- The Company does not have any concentration or related financial credit risk.

Preferred Stock -- The Company has authorized 10,000,000 shares $.001 par value of preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. As of December 31, 2005, no shares of preferred stock were issued and outstanding.

Stockholder’s Equity

In June of 2005, the Company issued stock subscriptions for 284,000 shares of common stock. This stock was paid for with cash. These subscriptions were sold at a price of $0.25 per share.

On July 21, 2005, the Company effected a 5 for 1 forward stock split of its common shares. This split has been retroactively applied in these financial statements to the date of inception (November 20, 1998). Also on July 21, 2005, the Company canceled 3,755,000 shares of common stock issued to two individuals.

D. GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort.  The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional short term loans, and equity funding, which will enable the Company to operate for the coming year.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 10, 2005, by board resolution, the registrant’s independent auditors, Jewett, Schwartz & Associates were dismissed.  Jewett Schwartz, in their December 31, 2004 Independent Auditor’s report qualified their report as to the viability of the registrant as a going concern as follows:

“The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty”.

A report of Form 8K was filed on November 16, 2005 detailing these changes. A copy of the letter from Jewett, Schwartz & Associates is attached to this report as Exhibit 16:1

Madsen & Associates, CPAs has been appointed the registrant’s new independent auditor.

The registrant has not consulted with Madsen & Associates CPAs on any accounting matters prior to its engagement.

Item 8A.

 Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal accounting officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal accounting officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal

Item 8 B.

Other Events

PART III

ITEM

9

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

Name

Age

Position                               Period of Service

Allan Weiss

50

President

            Officer and director since

Brant E. Hodyno

34

Secretary/Treasurer

      Officer and director since

June 1, 2003

The Directors of the Company hold office until the next annual meeting of he shareholders and until their successors have been elected and have qualified.  There is no family relationship between and executive officer and director of the Company.

Business Experience.

Allan Weiss, President

Mr. Weiss, aged 65, has been in semi-retirement for the past several years

From January 1995 to the present he has acted as a consultant to several clothing manufacturers in Canada and the United States while residing in Florida.

Mr. Weiss is not involved with any other development stage companies.

From 1979 through 1994 he was the sole shareholder and president of Pret a Portrait Ltd. a design and marketing firm involved in the clothing industry in Montreal, Quebec and also was involved with the importation and manufacture of women’s and children’s clothing.  .

From 1973 through 1977 Mr. Weiss was president of Rallan Industries Inc., Vancouver, BC, a firm that manufactured and distributed chemical products.  During that same period of time he also served as sole proprietor of Airway Carpet Service, specializing in serving the airline industry.

From 1960 to 1973 Mr. Weiss was a partner in Myra Juniors, a Montreal based dress manufacturer.

Brant E. Hodyno

Mr. Hodyno received a Bachelor of Arts degree from SUNY Oswego, NY; his JD degree (Cum Laude) from St. John’s University, New York and his Masters degree from the University of Florida.  He is a member of the New York State Bar.  Mr. Hodyno is completely bilingual (Spanish) and has extensive experience in industrial and food service management in both Mexico and the United States.

Item

10

Executive Compensation

During the year ended December 31, 2005, the officers of the Company received no salary or benefits.  At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company’s securities.

Item

11

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information, as of December 31, 2005 of persons known to the Company as being the beneficial owner of over 5% of the Company’s Common Stock.

Title

           Name and Address of

            Amount and Nature

Percent of

Owner

                of Ownership

            Ownership

Common

Allan Weiss

3,025,000

 48.60

11731 Briarwood Circle

Boynton Beach, FL 33457

Item

12

Certain Relationships and Related Transactions

None

Item

13

Exhibits and Reports on Form 8-K

A report on Form 8K was filed March 25, 2006 reporting Mr. Brant E. Hodyno’s appointment to the Board of Directors and a 3-2 forward split of our issued and outstanding stock was filed March 25 and a copy is attached to his filing as Exhibit 99.1

Item

14

Principal Accountant Fees and Services

Auditing fees paid for the fiscal year ended December 31, 2005 were $ 3,700.  For the fiscal year ended December 31, 2004 the fees paid to our previous Principal Accountants amounted to $25,445 for audit fees and review of periodic filings prior to and after April 18, 2005, the effective date of our SB2 filing.

Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications of CEO pursuant to section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certifications of CFO pursuant to section 906 of the Sarbanes-Oxley Act

Exhibit 99.1 Report On Form 8-K

Exhiibit 99.2 Report on Form 8K

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDERWATCH, INC.

By: s/s   Allan Weiss

              Allan Weiss, Director, President and Chief Executive Officer

/s/   Brant Hodyno

       Brant Hodyno, Director and Chief Accounting Officer

May 08, 2006