Form 10KSB/A
period 2005-12-31
ELDERWATCH INC
filed 2006-05-11
CIK 1260037

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10 K SB\A

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 0-51249

ELDERWATCH, INC.

Florida 65-0891381
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

Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  6,225,000 shares common stock.  This Form 10KSB\A consists of 18 pages.

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