Form 10QSB
period 2006-03-31
ELDERWATCH INC
filed 2006-05-12
CIK 1260037

                                                                    United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 0 - 51249

ELDERWATCH, INC.

 Exact name of small business issuer as specified in its charter

Florida 65-0891381

(State or other jurisdiction of I.R.S. Employer
incorporation or organization) Identification Number

11731 Briarwood Circle, #1, Boynton Beach, FL FL 33457
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 6,225,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS AT MARCH 31, 2006

 (PREPARED BY MANAGEMENT)

	Mar 31, 2006	Mar 31, 2005
ASSETS

Current Assets
Cash	$ 1,151	$ 1,177

TOTAL ASSETS	$ 1,151	$ 1,177

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES
Accrued Expenses	22,792	22,792
Due to Related Parties (Note II)	0	7,985
TOTAL LIABILITIES	22,792	30,777

SHAREHOLDER EQUITY
Preferred Stock: $0.001 par value; 10,000,000 authorized, none issued and outstanding	0	0

Common Stock: $0.001 par value; 50,000,000 authorized, 7,837,500 issued and outstanding	7,838	1,711

Additional Paid-in Capital	93,391	24,289

Deficit Accumulated During the Development Stage	(118,641)	(55,600)

TOTAL SHAREHOLDER EQUITY	(21,641)	(29,600)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$ 1,151	$ 1,177

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

AND FOR THE PERIOD NOVEMBER 18, 1998 (INCEPTION)

THROUGH MARCH 31, 2006

18-Nov-98
(INCEPTION)
THROUIGH
Mar 31 2006 Mar 31 2005 Mar 31 2006

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Consulting			27,770
Legal and Accounting		1,500	75,396
Taxes and Licenses			240
Office Expenses		510	5,627
Bank Charges	30	69	160
Travel and Market Research			9,448

TOTAL OPERATING EXPENSES	30		118,641

NET LOSS	$(30)	$(2,079)	$(118,641)

Net Loss per Common Share	$ -	$ 0.001	$ -

Weighted average number of Common Shares Outstanding	6,225,000	1,711,000

SEE ATTACHED NOTES

ELDERWATCH, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

AND FOR THE PERIOD NOVEMBER 18, 1998 (INCEPTION)

THROUGH MARCH 31, 2006

18-Nov-98
(INCEPTION)
THROUIGH
Mar 31 2006 Mar 31 2005 Mar 31 2006

Cash Flows from Operating Activities
Net Loss	$ (30)	$ (2,079)	$ (118,641)
Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities

Accounts Payable and Accrued Expenses	0	(1,533)	22,792

Total Adjustments	0	(1,533)	22,792

Net Cash Used by Operating Activities	(30)	(3,612)	(95,849)

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities
Issuance of Common Stock		0	97,000
Proceeds from Related Party		2,985	13,000
Repayment to Related Party	0	0	(13,000)

Net Cash Provided By Financing Activities	0	2,985	97,000

Net Increase (Decrease) In Cash	$ (30)	$ (627)	$ 1,151

Cash At Beginning Of Period	1,181	1,804	0

Cash At End Of Period	$ 1,151	$ 1,177	$ 1,151

SEE ATTACHED NOTES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Un-audited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 2005 financial statements of Elderwatch, Inc.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.

 Changes in Securities

On March 14, 2006 the Board of directors cancelled 1,000,000 shares of common stock issued in error, bringing the total issued and outstanding shares of common stock to 5, 225,000.

On March 25, 2006, the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the issued and outstanding shares on a three to two (3 – 2) basis bringing the total common shares issued and outstanding to 7,837,500.

A copy of the Form 8K reflecting this action is attached to this report as Exhibit 99.1.

Item 3.

 Defaults Upon Senior Securities

Not Applicable

Item 4.

 Submission of Matters to a Vote of Securities Holders

None

Item 6. Exhibits and Reports on Form 8K

A copy of the registrant’s Form 8K filed March 27, 2006 and reflecting the forward split of its issued and outstanding common stock is attached as Exhibit 99.1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ELDERWATCH, INC.

Dated May 12, 2006

/S/ Allan Weiss

     Allan Weiss, President and Director

Exhibit 99.1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of report (Date of earliest event reported) March 25, 2006

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

11731 Briarwood Circle, #1, Boynton Beach, FL 33437

(Address of principal executive offices)

(561) 740-0103

(Registrant’s telephone number)

-------------------------

 Item 8 01. Other Events

On  March 25, 2006 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the issued and outstanding shares on a five to one (3 – 2) basis bringing the total common shares issued and outstanding to 7,837,500.

In another resolution passed at the same meeting, Mr. Brant E. Hodyno, Esquire, JD, L.L.M was appointed to the Board of Directors to serve until the next annual meeting of the Registrant and was elected by the Board to serve as Secretary Treasurer and Chief Accounting Officer.

A copy of the minutes of the meeting is including in this document as Exhibit 99.1

ITEM 9.01. FINANCIAL STATEMENTS AND EXHIBITS.

EXHIBITS

99.1

On  March 25, 2006 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the issued and outstanding shares on a five to one (3 – 2) basis bringing the total common shares issued and outstanding to 7,837,500.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

March 27, 2006

Elderwatch, Inc.

/s/ Allan Weiss

    Allan Weiss, President

/s/ Brant E. Hodyno

     Brant E. Hodyno, Secretary/Treasurer