Form 10QSB
period 2006-06-30
ELDERWATCH INC
filed 2006-08-21
CIK 1260037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended June 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____ to _____

                         Commission File Number: 0-51249

                                ELDERWATCH, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                      65-0891381
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
         incorporation)

                           11731 Briarwood Circle, #1
                             Boynton Beach, FL 33457
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (561) 740-0103
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of common stock outstanding as of August 18, 2006: 10,337,500 shares of common stock.

Transitional Small Business Format (check one):  Yes [_]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1. Financial Statements                                                 2
Item 2. Management's Discussion and Analysis or Plan of Operation            10
Item 3  Controls and Procedures                                              12
PART II
Item 1. Legal Proceedings                                                    13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          13
Item 3. Defaults Upon Senior Securities                                      13
Item 4. Submission of Matters to a Vote of Security Holders                  13
Item 5. Other Information                                                    13
Item 6. Exhibits                                                             14

                         PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements.

                         ELDERWATCH, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET


                                                                  June 30, 2006
ASSETS
Current Assets
Cash                                                                         --
                                                                  -------------
TOTAL ASSETS                                                                 --
                                                                  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Loan Payable                                                                 --
Accrued Expenses                                                          2,000
                                                                  -------------
TOTAL LIABILITIES                                                         2,000
                                                                  -------------
STOCKHOLDERS' EQUITY
Preferred Stock: $0.001 par value; 10,000,000 authorized, no shares issued and outstanding at June 30, 2006

Common Stock: $0.001 par value; 50,000,000 authorized,
7,837,500 issued and outstanding
at June 30, 2006                                                          7,838

Additional Paid-in Capital                                               89,162

Deficit Accumulated During the Development Stage                        (99,000)
                                                                  -------------

TOTAL STOCKHOLDERS' EQUITY                                               (2,000)
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   --

                         ELDERWATCH, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                             For the six        months      For the three   For the three     Cumulative from
                                months          ended           months         months        Inception(November
                              ended June       June 30,       ended June     ended June    18, 1998) to June 30,
                               30, 2006          2005          30, 2006       30, 2005             2006
                             ------------    -----------    ------------    ------------
Revenues                               --             --
                             ------------    -----------
Total Revenue                          --             --
                             ------------    -----------

Expenses:
 Consulting                            --          1,890              --              --                  27,770
 Legal and Accounting               2,000          1,500           2,000              --                  54,604
 Taxes and Licenses                                                   --              --                     240
 Office Expenses                    1,181          1,105           1,151             526                   6,938
 Travel and Market Research                        1,125              --              --                   9,448
                             ------------    -----------    ------------    ------------
Total Operating Expenses            3,181          5,620           3,151             526                  99,000
                             ------------    -----------    ------------    ------------

Net Loss                           (3,181)        (5,620)         (3,151)           (526)                (99,000)
                             ============    ===========    ============    ============
Weighted Average Shares
 Common Stock Outstanding       7,837,500      5,707,500       7,837,500       5,707,500
                             ============    ===========    ============    ============
Net Loss Per Common Share
 (Basic and Fully Diluted)  ($       0.00)  ($      0.00)  ($       0.00)  ($       0.00)
                             ============    ===========    ============    ============

                         ELDERWATCH, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                Cumulative
                                                For the six     For the six   from Inception
                                                  months           months      (November 18,
                                                ended June      ended June     1998) to June
                                                 30, 2006        30, 2005        30, 2006
                                               -------------   -------------
Cash Flows from Operating Activities:

Net Loss                                              (3,181)         (5,620)        (99,000)

Adjustments to reconcile net loss to net cash
Provided be operating activities:

 Accounts payable and accrued expenses                 2,000          (1,533)          2,000
 Note Due                                                                                 --
                                                                                          --
Net cash used by Operating Activities                 (1,181)         (7,153)        (97,000)
                                               -------------   -------------
Cash Flows from Investing Activities:                     --              --              --
                                               -------------   -------------
Cash Flows from Financing Activities:
 Issuance of common stock                                                             97,000
 Loan proceeds                                                         6,000          13,000
 Repayment of loan                                                                   (13,000)
                                               -------------   -------------
 Net cash provided by Financing Activities                --           6,000          97,000
                                               -------------   -------------
Net Increase (Decrease) in Cash                       (1,181)         (1,153)             --
                                               -------------   -------------
Cash at Beginning of Period                            1,181           1,804   $           0
                                               -------------   -------------   -------------
Cash at End of Period                          $           0   $         651   $           0
                                               =============   =============   =============

                         Elderwatch, Inc. and Subsidiary

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  June 30, 2006

1. ORIGINATION AND HISTORY
--------------------------

      Organization - Elderwatch, Inc. was formed in Florida on November 18, 1998 for the purpose of providing oversight services to families with elderly relatives requiring assisted living arrangements primarily in the Florida, California and Arizona markets. On May 24, 2006 a change of control took place. Following the change in control the Company has changed its area of activities to clean energy related technologies. The Company believes that it has the capability in this area both to identify attractive action areas and to attract investments into the Company , enabling the Company to generate revenues in the future.

      Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principal operations have not commenced as of June 30, 2006. In their efforts to establish the new business, management has been engaged in obtaining financial resources for the Company and the design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and developing market and distribution strategies.

      General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.


2. Summary of Significant Accounting Policies
---------------------------------------------

      Basis of Presentation -- The interim financial statements of the Company for the six months ended June 30, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

      These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

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

      Income Taxes -- The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

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

      Basic and Dilutive Net Income (Loss) Per Share -- Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 "Earnings Per Share." The Company does not have any common stock equivalents; therefore, basic and diluted EPS are the same.

      Fair Value of Financial Instruments -- The carrying value of accrued expenses approximated their fair values as of June 30, 2006.

      Recent Accounting Pronouncements -- The Company does not expect that the adoption of recent account pronouncements will have a material effect on its financial statements.

      Revenue Recognition -- Service revenue will be recognized at the time such services have been rendered to customers. Contract services revenue will be recognized as services are performed. The Company has adopted and follows the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

3. Stockholder's Equity
-----------------------

      On March 14, 2006 the Board of directors cancelled 1,000,000 shares of common stock issued in error, bringing the total issued and outstanding shares of common stock to 5,225,000.

      On March 25, 2006, the Board of Directors passed unanimously a resolution authorizing a forward split of the issued and outstanding shares on a three to two (3 - 2) basis bringing the total common shares issued and outstanding to 7,837,500.

4. Going Concern
----------------

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

5. Related Party Transactions
-----------------------------

      As a subsequent event, Management has executed on August 8, 2006 a consulting agreement with a 6.77% stockholder of the Company, whereby the stockholder will provide technology review and assessments for the Company The term of the agreement is 16 days. In consideration for such services, Energtek agreed to pay to Eurospark S.A. a total of $12,000.

6.  Subsequent Events
---------------------

      The Company also established Energtek Inc., a wholly owned subsidiary in Nevada, on June 27, 2006. This subsidiary was established to commence operations of the company In the area of clean energy related technologies and particularly to merge Elderwatch with and into Energtek if such merger is approved by the shareholders of the Company at a special meeting scheduled for August 22, 2006.

      The Company received $250,000 from a private placement, through the issuance of 2,500,000 shares and warrants as disclosed by the Company in its filings, which brings the total number of common shares to be issued and outstanding to 10,337,500 shares.On August 7, 2006 the amount of $250,000 was received, in the concept of capital by selling 2,500,000 units of our securities, each unit consisting of one share of common stock, one Class A Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.20 per share, expiring on December 31, 2007, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2009. The purchase price of each unit was $0.10. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act

      On August 8, 2006, Energtek entered into a consulting agreement withConertech Ltd.. Pursuant to such consulting agreement, Conertech Ltd. agreed to provide to Energtek consulting services related to the identification and assessment of clean energy technologies. The term of the agreement is up to the end of August 2006.. In consideration for such services, Energtek agreed to pay to Conertech Ltd. a total of $27,000.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "Elderwatch," "we," "our" or "us" refer to Elderwatch, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

Elderwatch is a corporation formed under the laws of the state of Florida on November 18, 1998. Elderwatch is in the development stage and has no revenues or business operations.

As further discussed below, until May 24, 2006, we sought to establish a monitoring and visitation service for elderly citizens, and we concentrated our efforts on market research and development of business strategy. On May 24, 2006, we underwent a change in control. Allan Weiss, who was our principal shareholder and our President and Chief Executive Officer, entered into a Purchase and Sale Agreement which provided, among other things, for the sale of 4,537,500 shares of common stock of our Company to twenty three buyers listed in such Purchase and Sale Agreements. The shares sold by Mr. Weiss represented an aggregate of 58% of the issued and outstanding share capital of our Company on a fully-diluted basis.

Following such change in control, management decided to change the focus of our Company to enter the field of clean energy technologies. We are currently looking at various alternatives in this field, but we have no definitive agreements or arrangements in connection with this new strategy. As we begin to pursue such alternatives, we expect that significant developments and changes in our business will take place. We will disclose such developments and changes in our business from time to time, as they occur, by filing with the Securities and Exchange Commission a Current Report on Form 8-K. Such reports on Form 8-K will be made available on the website of the Securities and Exchange Commission, http://www.sec.gov. We advise our shareholders to review our filings with the Securities and Exchange Commission on its website from time to time in order to keep abreast of any significant developments or changes in our business.

Plan of Operation

Over the next twelve months, we intend to continue engaging in the field of clean energy technologies. To such end, we intend to analyze a series of issues and markets, as well as projects and investments proposed to us in areas related to clean energy technologies. We anticipate entering into additional agreements with experts and consultants in the relevant areas, in order to perform evaluations of the proposals. Such evaluation process may include in some cases the performance of evaluation experiments which may require entering into subcontracting agreements with laboratories and companies capable of performing the same. We expect that once a proposal/project is identified as being of interest to us, we will enter into development activities and/or will purchase a stake in such activities and/or will invest in such activities.

On August 8, 2006, our wholly-owned subsidiary, Energtek Inc. signed two limited-scope consulting agreements to assist us in evaluating two clean energy areas. One agreement, for a total of $12,000 was signed with Eurospark S.A., a holder of 6.8% of the issued and outstanding shares of our Company's common stock. The agreement is to be performed during August, 2006. The second agreement was signed with Conertech Ltd. This agreement is for the amount of $27,000 and is also to be performed during August, 2006.

We intend to change our state of incorporation from Florida to Nevada by the merger of our Company with and into our wholly-owned subsidiary, Energtek Inc., a Nevada corporation. Such action has been approved by our Board of Directors and will be voted on by our shareholders at a special meeting of our shareholders scheduled to be held on August 22, 2006. At such special meeting, we will also ask our shareholders to vote in favor of the following proposals:
(i) to authorize a change in the name of Elderwatch to "Energtek Inc."; (ii) to authorize an increase in authorized common stock from 50,000,000 shares, par value $0.001 per share, to 250,000,000 shares, par value $0.0001 per share;
(iii) to authorize a decrease in authorized preferred stock from 10,000,000 shares, par value $0.001 per share, to 5,000,000 shares, par value $0.0001 per share; (iv) to elect an additional director of the Company to serve until the election and qualification of his successor; and (v) to grant discretionary authority to our Board of Directors to implement a forward stock split of our common stock on the basis of up to five post-split shares for each one pre-split share to occur at some time within 12 months of the date of the special meeting, with the exact time of the forward split to be determined by the Board of Directors.

Though at the present there are no specific investment or expenditure plans, we expect that over the next twelve months we will incur increased expenses, including material investments in equipment, shares of other entities, development, and so on. We also expect a significant change in the size of our team, which is expected to increase significantly, whether as employees of our Company or under agreements for provision of services.

In July 2006, we raised $250,000 in capital by selling 2,500,000 units of our securities, each unit consisting of one share of common stock, one Class A Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.20 per share, expiring on December 31, 2007, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2009. The purchase price of each unit was $0.10. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act.

We intend to raise additional funds during the next twelve months in order to support our plans, primarily in the form of investment. Without the additional fundraising, we will neither be able to carry on these plans nor will it be possible to satisfy the additional cash requirements. We expect to need to raise at least $250,000 during the following six months in order to be able to continue with the implementation of the plans at the present levels, while further fund raisings will be required for the performance of the activities as desired. In order to raise such funds, we may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off Balance Sheet Arrangements
------------------------------

We do not have any off balance sheet arrangements.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive, financial, and accounting officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In reviewing the effectiveness of the Company's "disclosure controls and procedures", said officer determined the existence of discrepancies in the filings of the Company during 2005 and March 2006, and the Company is currently in the process of correcting such errors. Our principal executive officer has concluded that our disclosure controls and procedures have been in fact, effective at providing the required reasonable level of assurance as of the period covered.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive, financial, and accounting officer.

Changes in Internal Controls over Financial Reporting

There have been significant changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that changes to our internal controls over financial reporting have helped to reasonably guarantee the accuracy of the reports.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers.
-----------------------------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2006.

Item 5. Other Information.

On August 8, 2006 our wholly-owned subsidiary, Energtek Inc. ("Energtek"), entered into a consulting agreement with Eurospark S.A., a holder of 6.8% of the issued and outstanding shares of our Company's common stock. Pursuant to such consulting agreement, Eurospark S.A.is to provide to Energtek consulting services related to the identification and assessment of clean energy technologies. The term of the agreement is 16 days. In consideration for such services, Energtek agreed to pay to Eurospark S.A. a total of $12,000.

On August 8, 2006, Energtek entered into a consulting agreement withConertech Ltd.. Pursuant to such consulting agreement, Conertech Ltd. agreed to provide to Energtek consulting services related to the identification and assessment of clean energy technologies. The term of the agreement is up to the end of August 2006.. In consideration for such services, Energtek agreed to pay to Conertech Ltd. a total of $27,000.

Item 6. Exhibits

Exhibit No.   Description
-----------   -----------

10.1          Consulting Agreement, dated August 8, 2006, between Energtek Inc.
              and Eurospark S.A.

10.2          Consulting Agreement, dated August 8, 2006, between Energtek Inc.
              and Conertech Ltd.

31.1          Rule 13a-14(a)/15d14(a) Certifications

32.1          Section 1350 Certifications

                                   SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2006

                     ELDERWATCH, INC.

                     By:       /s/ Doron Uziel
                               ---------------
                     Name:     Doron Uziel
                     Title:    President, Chief Executive Officer,
                               Chief Financial Officer, Chief Accounting
                               Officer, and Director
                               (Principal Executive, Financial, and
                               Accounting Officer)