Form 10KSB/A
period 2005-12-31
ELDERWATCH INC
filed 2006-08-23
CIK 1260037

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 0-51249

ELDERWATCH, INC.
(Exact name of registrant as specified in its charter)

Florida		65-0891381
(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)

11731 Briarwood Circle, #1 Boynton Beach, FL 33457
(Address of Principal Executive Offices, Zip Code)

(561) 740-0103
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Issuer’s revenues for its most recent fiscal year was $0.

The aggregate market value of voting and non-voting common equity held by non-affiliates based on the last sale price on the over-the-counter market of the Registrant’s common stock (“common stock”) as of August 22, 2006, was zero.

There were 7,837,500 outstanding shares of common stock as of August 22, 2006.

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005 to correct certain information provided in the financial statements contained therein, whereas the figures presented since the Company's inception day and up to December 31, 2005 contained mistakes. Since no other changes are necessary to the Annual Report, for convenience and ease of reference we are only filing the financial statements and footnotes. Other than the information contained herein, all the other information contained in the Annual Report on Form 10-KSB is correct.

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

As discussed in note E to the financial statements, the statement of operations and statement of cash flows have been restated to correct an accounting error.

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

Madsen & Associates CPA’s, Inc.
May 2, 2006
Salt Lake City, Utah

Elderwatch, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2005
ASSETS
Current Assets:
Cash	$1,181

Total Assets	$1,181

SHAREHOLDERS' EQUITY

Total Liabilities	-

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 10,000,000 shares;
no shares issued and outstanding at December 31, 2005	-
Common Stock, $.001 par value; authorized 100,000,000 shares;
6,225,000 issued and outstanding at
December 31, 2005	6,225
Additional Paid-In Capital	90,775
Deficit Accumulated During Development Stage	(95,819)
Total Stockholders' Equity	1,181

Total Liabilities and Stockholders' Equity	$1,181

See accompanying notes to the financial statements

Elderwatch, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31, 2005	Year Ended December 31, 2004	(Restated) Cumulative from Inception (November 18, 1998) to December 31, 2005

Revenues
Total Revenue	-	-	-

Expenses:
Consulting	22,390	380	27,770
Legal and Accounting	17,653	26,679	52,604
Taxes and Licenses	-	-	240
Office Expenses	1,130	2,030	5,757
Travel and Market Research	1,125	-	9,448

Total Operating Expenses	42,298	29,089	95,819

Net Loss	(42,298)	(29,089)	(95,819)

Weighted Average Shares
Common Stock Outstanding	7,510,833	8,560,000
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.01)	$(0.00)

See accompanying notes to the financial statements

Elderwatch, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficiency)
From Inception (November 20, 1998) through December 31, 2005

	Preferred Stock 10,000,000 shares authorized		Common Stock 100,000,000 shares authorized
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE - November 20, 1998	-	$-

Common stock issued	-	-	6,775,000	6,775	1,305	-	8,080

Net Loss for the period November 20, 1998
Through December 31, 1998	-	-				-	-

BALANCE - December 31, 1998	-	-	6,775,000	6,775	1,325	-	8,100

Common stock issued	-	-	1,000,000	1,000	3,000	-	4,000

Net loss	-	-				-	-

BALANCE - December 31, 1999	-	-	7,775,000	7,775	4,325	-	12,100

Net loss	-	-				-	-

BALANCE - December 31, 2000	-	-	7,775,000	7,775	4,325	-	12,100

Net loss	-	-				-	-

BALANCE - December 31, 2001	-	-	7,775,000	7,775	4,325	-	12,100

Net loss	-	-				-	-

BALANCE - December 31, 2002	-	-	7,775,000	7,775	4,325	-	12,100

Issuance of common stock	-	-	785,000	785	13,115	-	13,900

Net loss	-	-				(24,432)	(24,432)

BALANCE - December 31, 2003	-	-	8,560,000	8,560	17,440	(24,432)	1,568

Net loss	-	-				(29,089)	(29,089)

BALANCE - December 31, 2004			8,560,000	8,560	17,440	(53,521)	(27,521)

Issuance of common stock for cash - 6/05			1,420,000	1,420	69,580	-	71,000

1 for 5 forward stock split - July 21, 2005

Cancellation of 3,755,000 shares of stock - July 21, 2005			(3,755,000)	(3,755)	3,755	-	-

Net loss						(42,298)	(42,298)

BALANCE - December 31, 2005			6,225,000	6,225	90,775	(95,819)	1,181

See accompanying notes to the financial statements

ELDERWATCH, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the twelve months ended
	December 31, 2005	December 31, 2004	(Restated) Cumulative from Inception (November 18, 1998) to December 31, 2005

Cash Flows from Operating Activities:

Net Loss	$(42,298)	$(29,089)	$(95,819)

Adjustments to reconcile net loss to net cash
Provided be operating activities:

Accounts payable and accrued expenses	(24,325)	24,325	-
Note Due	-	-	-

Net cash used by Operating Activities	(66,623)	(4,764)	(95,819)

Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:	-	-	-

Issuance of common stock	71,000	-	97,000
Loan proceeds		7,000	7,000
Repayment of loan	(5,000)	(2,000)	(7,000)

Net cash provided by Financing Activities	66,000	5,000	97,000

Net Increase (Decrease) in Cash	(623)	236	1,181

Cash at Beginning of Period	1,804	1,568	-

Cash at End of Period	$1,181	$1,804	$1,181

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

Restatement

The financial statements have been restated to correct an accounting error in the statement of operations, and the statement of cash flows. An addition error in the amount of $22,792 was made in reporting the legal and accounting expenses in the Inception to December 31, 2005 column of the statement of operations. The results of this error affected the presentation of the statement of cash flows. The restatement adjustments did not have any affect on the current or prior period net (loss) or the net (loss) per share.

In addition to these corrections, the calculation of the weighted average shares of common stock outstanding was incorrect in the original statement of operations for the year ended December 31, 2004.. The original calculation did not retroactively consider the 1 for 5 forward stock split the occurred on July 21, 2005. The table below sets forth the effects of the restatement adjustment on the net (loss) per share for the year ended December 31, 2004.

Weighted Average Shares Common stock outstanding (Originally reported)	Weighted Average Shares Common stock outstanding (Restatement)	Adjustment

1,712,000	8,560,000	6,848,000

Net (loss) per share (Originally reported)	Net (loss) per share (Restatement)	Net (loss) per share Adjustment

$ (0.02)	$ (0.00)	$ (0.00)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2006

ELDERWATCH, INC.

By:	/s/ Doron Uziel
Name: Doron Uziel
Title: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director (Principal Executive, Financial, and Accounting Officer)