Form 10QSB
period 2006-09-30
Energtek
filed 2006-11-14
CIK 1260037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended September 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                         Commission File Number: 0-51249

                                  ENERGTEK INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                              42-1708652
------------------------------------------------------------------------------
   (State or other jurisdiction of     (IRS Employer Identification No.)
           incorporation)

                       c/o David Lubin & Associates, PLLC
                            26 East Hawthorne Avenue
                             Valley Stream, NY 11580
           -----------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (516) 887-8200
      --------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        -----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of common stock outstanding as of November 13, 2006: 40,912,500 shares of common stock.

Transitional Small Business Format (check one):  Yes [_]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
PART I
Item 1. Financial Statements                                                   2
Item 2. Management's Discussion and Analysis or Plan of Operation             10
Item 3  Controls and Procedures                                               13
PART II
Item 1. Legal Proceedings                                                     14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           14
Item 3. Defaults Upon Senior Securities                                       15
Item 4. Submission of Matters to a Vote of Security Holders                   15
Item 5. Other Information                                                     16
Item 6. Exhibits                                                              17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          ENERGTEK INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                                       30-Sep-2006  31-Dec-2005
                                                       -----------  -----------
ASSETS
Current Assets
      Cash                                                 623,762        1,181

Accounts receivable:
Tax Refund Receivable                                       11,218            0

                                                         ---------     --------
TOTAL ASSETS                                               634,980        1,181
                                                         ---------     --------

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES
Accounts Payable                                            78,303            0

TOTAL LIABILITIES                                           78,303            0
                                                         ---------     --------

SHAREHOLDER EQUITY
Preferred Stock: $0.001 par value; 5,000,000 authorized, none issued and outstanding

Common Stock: $0.001 par value; 750,000,000 authorized,
40,912,500  issued and outstanding                          40,913        6,225


Additional Paid-in Capital                                 801,087       90,775

Accumulated Deficit                                       (285,323)     (95,819)
                                                         ---------     --------

TOTAL SHAREHOLDER EQUITY                                   556,677        1,181
                                                         ---------     --------
TOTAL LIABILITIES AND SHAREHOLDER EQUITY                   634,980        1,181
                                                         ---------     --------

                          ENERGTEK INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                             Cumulative from
                             Three Months Ended       Nine Months Ended         Inception
                                September 30             September 30         (November 18,
                          -----------------------  -----------------------       1998) to
                              2006        2005         2006        2005     September 30, 2006
                          ---------------------------------------------------------------------
Revenues                             0           0            0           0                  0
                          ---------------------------------------------------------------------
Total Revenue                        0           0            0           0                  0
                          ---------------------------------------------------------------------

Operating Expenses:
Consulting                      73,550      15,000       73,550      16,890            101,320
Salary                          13,500                   13,500                         13,500
Legal and Accounting            20,079       5,870       22,079       7,370             74,683
Taxes and Licenses                   0           -            0                            240
General and
administrative expenses          9,694         165       10,875       1,270             16,632
Financing Expenses              29,700                   29,700                         29,700
Market Research                 40,377           -       40,377       1,125             49,825
                          ---------------------------------------------------------------------

Total Operating Expenses       186,900      21,035      190,081      26,655            285,900

                          ---------------------------------------------------------------------

Net loss from operations      (186,900)    (21,035)    (190,081)    (26,655)          (285,900)
                          =====================================================================

Other Income
Interest Income                    577           -          577           -                577

                          ---------------------------------------------------------------------

Net Loss                      (186,323)    (21,035)    (189,504)    (26,655)          (285,323)
                          =====================================================================

Weighted Average Shares
   Common Stock
   Outstanding              28,022,283  18,554,609   25,032,280  18,069,549
Net Loss Per Common Share
   (Basic and Fully Diluted)     (0.01)          -        (0.01)         -

                          ENERGTEK INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS



                                                                             Cumulative from
                             Three Months Ended       Nine Months Ended         Inception
                                September 30             September 30         (November 18,
                          -----------------------  -----------------------       1998) to
                              2006        2005         2006        2005     September 30, 2006
                          ---------------------------------------------------------------------
Cash Flows from
Operating Activities:

Net Loss                   (186,323)    (21,035)   (189,504)    (26,655)             (285,323)

Adjustments to reconcile
net loss to net cash
Provided be operating
activities:

Accounts receivable         (11,218)                (11,218)                          (11,218)
Accounts payable and
accrued expenses              76,303           0      78,303     (1,533)                78,303

                         ----------------------------------------------------------------------
Net cash used by
Operating Activities       (121,238)    (21,035)   (122,419)    (28,188)             (218,238)
                         ----------------------------------------------------------------------

                         ----------------------------------------------------------------------
Cash Flows from
Investing Activities:              0           0           0           0                     0
                         ----------------------------------------------------------------------

Cash Flows from
Financing Activities:
 Issuance of common
stock                        745,000      71,000     745,000      71,000               842,000
  Loan proceeds                    0           0           0       6,000                13,000
 Repayment of loan                 0    (11,000)           0    (11,000)              (13,000)
                                                                                             0
                         ----------------------------------------------------------------------
Net cash provided by
Financing Activities         745,000      60,000     745,000      66,000               842,000
                         ----------------------------------------------------------------------

                         ----------------------------------------------------------------------
Net Increase (Decrease)
in Cash                      623,762      38,965     622,581      37,812               623,762
                         ----------------------------------------------------------------------

Cash at Beginning of
Period                             0         651       1,181       1,804

                         ----------------------------------------------------------------------
Cash at End of Period        623,762      39,616     623,762      39,616               623,762
                         ======================================================================

                          Energtek Inc. and Subsidiary

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               September 30, 2006

Note 1.  Origination and History
--------------------------------

Organization - Energtek Inc.(formerly Elderwatch, Inc.) was formed in Florida on November 18, 1998 for the purpose of providing oversight services to families with elderly relatives requiring assisted living arrangements primarily in the Florida, California and Arizona markets. On May 24, 2006 a change of control took place. Following the change in control the Company has changed its area of activities to clean energy related technologies. On September 20, 2006, the Company changed its state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into its wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which the Company had formed for such purpose. Simultaneously with such merger, the Company also changed its name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect its proposed business operations. The Company believes that it has the capability in this area both to identify attractive action areas and to attract investments into the Company, enabling the Company to generate revenues in the future.

On September 3, 2006 a fully owned subsidiary of the Company was established in the State of Israel under the name Energtek Products Ltd.

Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business. In its efforts to establish the new business, management has been engaged in obtaining financial resources for the Company and the design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and developing market and distribution strategies.

Note 2. Summary of Significant Accounting Policies
--------------------------------------------------

Basis of Presentation - The interim financial statements of the Company for the nine months ended September 30, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

Principles of consolidation - The accompanying condensed consolidated financial statements include the accounts of Energtek Inc. and its wholly owned subsidiary Energtek Products Ltd. All significant inter-company transactions have been eliminated.

These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

Cash and Cash Equivalents - The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Start-up Costs - Cost incurred in connection with commencing operations, including general and administrative expenses, are charged to operations in the period incurred.

Stock Issued For Services - The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Dilutive Net Income (Loss) Per Share - Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 "Earnings Per Share." The Company does not have any common stock equivalents; therefore, basic and diluted EPS are the same.

Fair Value of Financial Instruments - The carrying value of accrued expenses approximated their fair values as of September 30, 2006.

Recent Accounting Pronouncements - The Company does not expect that the adoption of recent account pronouncements will have a material effect on its financial statements.

Revenue Recognition - Service revenue will be recognized at the time such services have been rendered to customers. Contract services revenue will be recognized as services are performed. The Company has adopted and follows the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Financial and Concentration Risk - The Company does not have any concentration or related financial credit risk.

Preferred Stock - The Company has authorized 5,000,000 shares, $0.001 par value of preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors.

Foreign Currency Translation-The Company' functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Israelis shekels. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Note 3. Stockholder's Equity
----------------------------

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

On August 7, 2006 the amount of $250,000 was received in the concept of capital by selling 2,500,000 units of the Company securities bringing the total common shares issued and outstanding to 10,337,500. Each unit consisted of one share of common stock, one Class A Warrant entitling the holder thereof to purchase one share of common stock par value $0.001 per share at an exercise price of $0.20 per share, expiring on December 31, 2007, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2009. The purchase price of each unit was $0.10. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act. The Warrants are redeemable by the Company at any time at a redemption price of $0.05 per Warrant.

On August 22, 2006 a special meeting of the shareholders authorized an increase in authorized common stock from 50,000,000 shares to 250,000,000 shares.

On September 29, the amount of $495,000 was received in the concept of capital by selling 3,300,000 units of the Company securities bringing the total common shares issued and outstanding to 13,637,500. Each unit consisted of one share of common stock par value $0.001 per share, one Class A Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2008, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring on December 31, 2009. The purchase price of each unit was $0.15. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act. The Warrants are redeemable by the Company at any time at a redemption price of $0.05 per Warrant.

On October 30, 2006, the Company effected a forward stock split of its common stock at the rate of one for three (1:3), so that each pre-split share of the Company equals three post-split shares. In addition, the authorized shares of common stock of the Company have been increased on a corresponding basis, from 250,000,000 shares, par value $0.001, to 750,000,000 shares, par value $0.001.
The number of shares of common stock issued and outstanding as a result of the forward split is 40,912,500 shares. As a result of the split, the 11,600,000 outstanding warrants are exercisable into 34,800,000 shares of common stock.

The equity accounts have been adjusted to reflect all common stock splits that have occurred as if the splits had retroactively occurred at the formation of the Company.

Note 4. Going Concern
---------------------

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is working on the basis of a budget that will enable it to operate during the coming year. However the company will need additional working capital for its future planned expansion of activities and to service its debt, which raises doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 5. Related Party Transactions
----------------------------------

On August 8, 2006 the Company entered into a consulting agreement with Eurospark S.A a holder of approximately 5.13%of the issued and outstanding shares of the Company's common stock, whereby the stockholder will provide technology review and assessments for the Company. In consideration for such services, the Company agreed to pay to Eurospark S.A. a total of $12,000.

On August 25, 2006, the Company entered into a consulting agreement with P.G. Engineering S.A., a holder of approximately 4.5% of the issued and outstanding shares of the Company's common stock. Pursuant to such consulting agreement, P.G. Engineering S.A is to provide to the Company consulting services related to the identification and assessment of clean energy technologies. The Company agreed to pay to P.G. Engineering S.A. a total of $6,000.

 On August 30, 2006, the Company entered into another consulting agreement with Eurospark S.A for consulting services related to the identification and assessment of clean energy technologies. In consideration for such services, the Company agreed to pay to Eurospark S.A. additional $12,000.

On September 28, 2006, the Company entered into an additional consulting agreement with Eurospark S.A for analyzing a proposal related to CNG cylinders. In consideration for such services, the Company agreed to pay to Eurospark S.A. additional $28,000.

Note 6. Significant Transactions
--------------------------------

Energtek Inc and Energtek Products Ltd. entered into the following agreements:

      Consulting agreements with Conertech Ltd.. Pursuant to such consulting agreements, Conertech Ltd. agreed to provide consulting services related to the identification and assessment of clean energy technologies. In consideration for such services, Conertech Ltd. was paid a total of $59,000 (plus Value Added Tax whenever applicable).

      Consulting agreement with Angstore Technologies Ltd.Pursuant to such consulting agreement, Angstore Technologies Ltd. provided consulting services related to the identification and assessment of clean energy technologies. In consideration for such services, Angstore Technologies Ltd. was paid a total of $17,000 plus Value Added Tax.

7.  Subsequent Events
---------------------

On October 30, 2006, the Company effected a forward stock split of its common stock at the rate of one for three (1:3), so that each pre-split share of the Company equals three post-split shares. In addition, the authorized shares of common stock of the Company have been increased on a corresponding basis, from 250,000,000 shares, par value $0.001, to 750,000,000 shares, par value $0.001.
The number of shares of common stock issued and outstanding as a result of the forward split is 40,912,500 shares. The equity accounts have been adjusted to reflect all common stock splits that have occurred as if the splits had retroactively occurred at the formation of the Company.

On November 8, 2006, the Company acquired from Angstore Technologies Ltd. an option to purchase up to 7,364 shares of its common stock, which would represent approximately 45% of the issued and outstanding shares of its common stock, at an exercise price of $36.675 per share. The option is valid until June 30, 2007. For the said option the Company paid the amount of $50,000. Angstore Technologies Ltd. develops Adsorbed Natural Gas storage systems.

Item 2. Management's Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "Energtek," "we," "our" or "us" refer to Energtek Inc. unless the context otherwise indicates.

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

Overview

We were organized as a corporation in the state of Florida on November 18, 1998, under the name "Elderwatch, Inc.". On September 20, 2006, we changed our state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into our wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which we had formed for such purpose. In connection with such merger, we changed our company name from "Elderwatch, Inc." to "Energtek Inc.", we increased the number of our shares of authorized common stock from 50,000,000 shares to 250,000,000 shares, and we decreased the number of our shares of authorized preferred stock from 10,000,000 shares to 5,000,000 shares. Each issued share of the common stock of Elderwatch, Inc. from and after the effective time of such merger, was converted into one share of the common stock of our Company.

We are in the development stage and have no revenues or business operations. Until May 24, 2006, we sought to establish a monitoring and visitation service for elderly citizens, and we concentrated our efforts on market research and development of business strategy. On May 24, 2006, we underwent a change in control. Allan Weiss, who was our principal shareholder and our President and Chief Executive Officer, entered into a Purchase and Sale Agreement which provided, among other things, for the sale of 4,537,500 shares of common stock of our Company to twenty three buyers listed in such Purchase and Sale Agreements. The shares sold by Mr. Weiss represented an aggregate of 58% of the issued and outstanding share capital of our Company on a fully-diluted basis.

Following such change in control, our management changed the focus of our Company to the field of clean energy technologies. We are currently looking at various alternatives in this field. As discussed below, we have entered into agreements with numerous consultants for the provision of consulting services related to the identification and assessment of clean energy technologies. We have also acquired an option to purchase up to 45% of the ownership interests of Angstore Technologies Ltd., an Israeli company engaged in the field of clean energy technologies.

On August 8, 2006, we entered into a consulting agreement with Eurospark S.A., a holder of 5.13% of the issued and outstanding shares of our Company's common stock. Pursuant to such consulting agreement, Eurospark S.A. agreed to provide to us consulting services related to the identification and assessment of clean energy technologies. The term of the agreement was for sixteen days. In consideration for such services, we agreed to pay to Eurospark S.A. a total of $12,000.

On August 8, 2006, we entered into a consulting agreement with Conertech Ltd.. Pursuant to such consulting agreement, Conertech Ltd. agreed to provide to us consulting services related to the identification and assessment of clean energy technologies. The agreement expired at the end of August 2006. In consideration for such services, we agreed to pay to Conertech Ltd. a total of $27,000.

On August 25, 2006, we entered into a consulting agreement with P.G. Engineering S.A., a holder of approximately 4.5% of the issued and outstanding shares of our common stock. Pursuant to such consulting agreement, P.G. Engineering S.A is to provide to us consulting services related to the identification and assessment of clean energy technologies. The term of the agreement is set forth in one or more task orders. Each task order contains project timelines, milestones or target dates for completion of a project or a portion thereof. We agreed to pay to P.G. Engineering S.A. a total of $6,000.

On August 30, 2006, we entered into another consulting agreement with Eurospark S.A., a holder of approximately 5.13% of the issued and outstanding shares of our common stock. Pursuant to such consulting agreement, Eurospark S.A. is to provide to us consulting services related to the identification and assessment of clean energy technologies. The term of the agreement is set forth in one or more task orders. Each task order contains project timelines, milestones or target dates for completion of a project or a portion thereof. In consideration for such services, we agreed to pay to Eurospark S.A. a total of $12,000.

On September 3, 2006, we established a fully owned subsidiary in the State of Israel under the name Energtek Products Ltd. Our subsidiary has two directors:
Mr. Yoram Drucker and Mr. Constantine Stukalin.

On September 4, 2006, Energtek Products Ltd. entered into a consulting agreement with Conertech Ltd. Pursuant to such consulting agreement, Conertech Ltd. agreed to provide to Energtek Products Ltd. consulting services related to the identification and assessment of clean energy technologies. The term of the agreement is set forth in one or more task orders. Each task order contains project timelines, milestones or target dates for completion of a project or a portion thereof. In consideration for such services, Energtek Products Ltd. agreed to pay to Conertech Ltd. a total of $32,000 plus value added tax.

On September 5, 2006, Energtek Products Ltd. entered into a consulting agreement with Angstore Technologies Ltd., an affiliate of Eurospark S.A. engaged in the area of clean energy technologies,. Eurospark owns 49% of the ownership interests of MoreGasTech SARL, which in turn owns 100% of Angstore Technologies Ltd. Pursuant to such consulting agreement, Angstore Technologies Ltd. is to provide to Energtek Products Ltd. consulting services related to the identification and assessment of clean energy technologies. In consideration for such services, Energtek Products Ltd. agreed to pay to Angstore Technologies Ltd. a total of $17,000 plus value added tax.

On November 8, 2006, we entered into a Letter of Agreement with Angstore Technologies Ltd. Pursuant to such letter agreement, Angstore Technologies Ltd. granted to us an option to purchase up to 7,364 shares of its common stock, which would represent approximately 45% of the issued and outstanding shares of its common stock. The exercise price of the Option is $36.675 per share, amounting in the aggregate to up to $270,075. The Option is exercisable until June 30, 2007. In consideration for the grant of such Option, we paid $50,000 to Angstore Technologies Ltd.

In addition to entering in the above agreements, we have raised funds through the sale of our securities. In July 2006, we raised $250,000 by selling 2,500,000 units of our securities at a purchase price of $0.10 per unit in a private placement held pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Each unit consisted of one share of common stock, one Class A Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.20 per share, expiring on December 31, 2007, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2009.

On September 29, 2006, we raised $495,000 by selling 3,300,000 units of our securities at a purchase price of $0.15 per unit in a private placement held pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Each unit consisted of one share of common stock, one Class A Warrant entitling the holder thereof purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2008, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring on December 31, 2009. The Class A and Class B Warrants are redeemable by the Company at any time at a redemption price of $0.05 per warrant.

On October 30, 2006, we implemented a forward stock split of our common stock. Pursuant to the forward split, shares of common stock held by each stockholder of record on the record date were automatically split at the rate of one for three (1:3), so that each pre-split share was equal to three post-split shares without any further action on the part of the shareholders. In addition, the authorized shares of our common stock were increased on a corresponding basis, from 250,000,000 shares, par value $0.001, to 750,000,000 shares, par value $0.001.

Plan of Operation

We are in the development stage and have no revenues or business operations. Over the next twelve months, we intend to continue engaging in the field of clean energy technologies. To such end, we intend to analyze a series of issues and markets, as well as projects and investments proposed to us in areas related to clean energy technologies. We anticipate entering into additional agreements with experts and consultants in the relevant areas, in order to perform evaluations of the proposals. Such evaluation process may include in some cases the performance of evaluation experiments which may require entering into subcontracting agreements with laboratories and companies capable of performing the same. We expect that once a proposal/project is identified as being of interest to us, we will enter into development activities and/or will purchase a stake in such activities and/or will invest in such activities.

We currently have $623,762 in cash. Because we are currently in the development stage and have minimal expenses, we believe that such funds are sufficient to cover the expenses and obligations we will incur during the next twelve months, should we maintain our current level of operations. Though we currently have no specific investment or expenditure plans, over the next twelve months we may incur increased expenses, including material investments in equipment, shares of other entities, development, and so on. As a result, we may need to raise additional funds. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. There can be no assurance that additional capital will be available to us.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive, financial, and accounting officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2006, we sold 2,500,000 units of our securities, each unit consisting of one share of common stock, one Class A Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.20 per share, expiring on December 31, 2007, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2009. The purchase price paid for each unit was $0.10, amounting in the aggregate to $250,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On September 29, 2006, we sold 3,300,000 units of our securities, each unit consisting of one share of common stock, one Class A Warrant entitling the holder thereof purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2008, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring on December 31, 2009. The Class A and Class B Warrants are redeemable by the Company at any time at a redemption price of $0.05 per warrant. The purchase price paid for each unit was $0.15, amounting in the aggregate to $495,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of our shareholders was held on August 22, 2006, at which 4,232,500 shares of our Company's common stock were represented in person or by proxy, which constituted 54% of the issued and outstanding shares of common stock as of July 28, 2006, the record date for the meeting. The shareholders present at such meeting unanimously approved the following matters:

1) The change in our state of incorporation from Florida to Nevada by the merger of our Company with and into our wholly-owned subsidiary, Energtek Inc., a Nevada corporation;

2)    a change in our Company name from Elderwatch, Inc. to Energtek Inc.;

3) an increase in the number of shares of our authorized common stock from 50,000,000 shares to 250,000,000 shares,

4) a decrease in the number of our authorized preferred stock from 10,000,000 shares to 5,000,000 shares;

5) the election of Mr. Joseph Shefet as an additional director of our Company to serve until the election and qualification of his successor, and the continuation of Doron Uziel as a director of our Company; and

6) the grant of discretionary authority to our Board of Directors to implement a forward stock split of our common stock on the basis of up to five post-split shares for each one pre-split share to occur at some time within 12 months of the date of the special meeting.

Further information regarding the special meeting is contained in our Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on July 28, 2006, and in our Current Report on Form 8-K, dated September 5, 2006, and filed with the Securities and Exchange Commission on September 6, 2006.

Item 5. Other Information.

On November 8, 2006, we entered into a Letter of Agreement with Angstore Technologies Ltd., an Israeli company. Angstore Technologies Ltd. is an affiliate of Eurospark S.A., who is a holder of approximately 5.13% of the issued and outstanding shares of our common stock. Eurospark S.A. owns 49% of the ownership interests of MoreGasTech SARL, which in turn owns 100% of Angstore Technologies Ltd.

Pursuant to such letter agreement, Angstore Technologies Ltd. granted to us an option (the "Option") to purchase up to 7,364 shares of its common stock, which would represent approximately 45% of the issued and outstanding shares of its common stock. The exercise price of the Option is $36.675 per share, amounting in the aggregate to up to $270,075. The Option is exercisable until June 30, 2007. In consideration for the grant of such Option, we paid $50,000 to Angstore Technologies Ltd.

Pursuant to such letter agreement, Angstore Technologies Ltd. agreed that, while any portion of our Option has not been exercised by us, it shall not offer any equity securities to any third parties, unless it shall have complied with the following provisions: (i) it shall deliver a written notice to us describing such offered securities and the terms and conditions of their proposed or intended issue, sale or exchange; and (ii) we shall have the right, for a period of seven days thereafter, to purchase or acquire, at a price and upon the other terms specified therein, all or part of such offered securities. Angstore Technologies Ltd. also agreed that, while any portion of our Option has not been exercised by us, it shall not sell, assign, transfer or convey all or a substantial part of its assets or share capital unless it shall have complied with the following provisions: (i) it shall deliver a written notice to us describing such proposed or intended transaction; and (ii) we shall have the right, for a period of seven days thereafter, to exercise the Option, and following such seven day period our Option shall terminate.

Pursuant to such letter agreement, until June 30, 2007, if Angstore Technologies Ltd. offers new equity securities at a price per share that is not at least 20% higher than the exercise price of the Option, such exercise price shall be adjusted so that the exercise price shall be equal to 80% of the price of the newly offered equity securities. If we are entitled to such adjustment of the exercise price after all or part of our Option has already been exercised, we shall be issued additional shares of common stock in an amount necessary to reflect such adjusted exercise price.

Pursuant to such letter agreement, if we exercise our Option with respect to 2,300 or more shares, Angstore Technologies Ltd. shall take the following actions and amend its Articles of Association to give effect to the following:
(i) the holder or holders of each 20% of the issued and outstanding share capital shall be entitled to appoint one director with respect to each 20% of the issued and outstanding share capital held by such shareholder, (ii) the Management Share par value NIS 1.00 held by Radel LLC shall be converted into one Ordinary Share par value NIS 1.00, and (iii) that any shareholder holding at a given time at least 10% of the issued and outstanding shares of Angstore Technologies Ltd. shall be entitled during the period it holds such a percentage to nominate an observer to the Board of Directors of Angstore Technologies Ltd.

The grant of the Option and the consummation of the transactions contemplated in the letter agreement shall be subject to and conditional upon Angstore Technologies Ltd. obtaining the approval of the Office of the Chief Scientist of the Israeli Ministry of Trade and Commerce with respect thereto to the extent required under the Israeli Encouragement of Industrial Research and Development Law, 5744 - 1984, as amended, and the rules and regulations promulgated thereunder. If such approval will be required, Angstore Technologies Ltd. shall utilize its best efforts to obtain such approval.

Item 6.         Exhibits

Exhibit No.     Description
-----------     --------------

10.1 Letter of Agreement, dated November 8, 2006, between Energtek Inc. and Angstore Technologies Ltd., an Israeli company

31.1            Rule 13a-14(a)/15d14(a) Certifications

32.1            Section 1350 Certifications

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006

                                  ENERGTEK INC.

                              By:    /s/ Doron Uziel
                                     --------------------------------
                              Name:  Doron Uziel
                              Title: President, Chief Executive Officer,
                                     Chief Financial Officer, Chief
                                     Accounting Officer, and Director
                                     (Principal   Executive,   Financial, and
                                     Accounting Officer)