Form 10KSB
period 2006-12-31
Energtek
filed 2007-04-02
CIK 1260037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

Commission File Number: 000-51249

ENERGTEK, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	42-1708652 (I.R.S. Employer Identification Number)

26 East Hawthorne, Valley Stream, New York (Address of principal executive offices)	11580 (Zip Code)

Issuer’s telephone number: (516) 887-8200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was not computed because the issuer’s common equity is not publicly traded.

The number of shares of the issuer’s common stock issued and outstanding as of March 27, 2007 was 52,405,211 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

ENERGTEK INC.

PART I.

As used in this Form 10-KSB, references to the “Company,” “Energtek,” “we,” “our” or “us” refer to Energtek Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include statements that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, the various factors should be considered, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. The Company’s actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Item 1.  Description of Business.

Our Company was incorporated under the laws of the state of Florida on November 18, 1998 under the name “Elderwatch Inc.” As discussed below, on September 20, 2006, we changed our Company’s state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into our wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which we had formed for such purpose. Simultaneously with such merger, we also changed our Company name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect our currently proposed business operations.

Our current business objectives are to develop activities, technologies and projects related to clean energy technology areas. We are a development stage company. We have not generated any revenues to date and have not commenced any business operations.

Our History

Our Company was incorporated under the laws of the state of Florida on November 18, 1998 under the name “Elderwatch Inc.” From our incorporation on November 18, 1998 until May 24, 2006, we sought to establish a monitoring and visitation service for elderly citizens in Florida, Arizona and California. During such time period, we concentrated our efforts on market research and business strategy development. We never commenced our proposed business operations or generated revenues in connection with such proposed operations.

We intended to offer regular visits to the elderly in whatever facility in which the elderly were housed, ensuring that they received proper care and attention. We intended to provide the elderly regular visits, assist in problem solving, and endeavor to protect our clients from being victimized. These visits would have been made weekly, bi-weekly or monthly, with a full report (with a dated photograph available on demand) submitted after each visit to the concerned family. For elderly in assisted living facilities, we intended to provide a monitoring service that attempted to make certain that the patient/client got properly dressed, took medication properly and as scheduled and meals were properly provided.  For elderly in nursing homes, we intended to provide a relatively inexpensive service that would have checked on the patient in the nursing home, making sure that they were kept clean, that their bedding was clean and changed regularly, that their hair was clean and presentable and that they had no complaints of mistreatment.

On May 24, 2006, Allan Weiss, our then President, Chief Executive Officer, and owner of 4,537,500 shares (representing 58%) of our common stock, sold all of his 4,537,500 shares of our common stock to twenty three purchasers pursuant to a Purchase and Sale Agreement dated as of such date. The purchasers of such shares were twenty three unaffiliated foreign persons and entities. Following such change of control, we ceased our efforts to become engaged in the senior citizen monitoring and visitation business. We determined to focus, instead, on the development of clean energy related technologies, activities, and projects.

Since such date, we have devoted substantially all of our efforts to establishing a new business in the field of clean energy technologies. As further discussed below, in our efforts to establish such new business, our management has been engaged principally raising funds, investigating technologies and various other business opportunities, and entering into agreements for pursuing such opportunities.

On September 20, 2006, we changed our Company’s state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into our wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which we had formed for such purpose. Pursuant to such merger, each outstanding share of common stock of Elderwatch, Inc. was exchangeable into one share of common stock of Energtek Inc. Simultaneously with such merger, we changed our Company name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect our currently proposed business operations. We also increased the number of our shares of authorized common stock from 50,000,000 shares to 250,000,000 shares, and we decreased the number of our shares of authorized preferred stock from 10,000,000 shares to 5,000,000 shares.

On October 30, 2006, we implemented a forward stock split of our common stock and further increased the authorized shares of our common stock. Pursuant to the forward split, shares of common stock held by each stockholder of record on the record date were automatically split at the rate of one for three (1:3), so that each pre-split share was equal to three post-split shares without any further action on the part of the shareholders. In addition, the authorized shares of our common stock were increased on a corresponding basis, from 250,000,000 shares, par value $0.001, to 750,000,000 shares, par value $0.001.

Our Business

We presently intend to become engaged in the field of clean energy technologies. We have no business operations or revenues. We are devoting substantially all of our efforts to establishing a new business. In our efforts to establish such new business, our management has been engaged principally in the following activities: raising funds; investigating clean energy technologies and related business opportunities; analyzing proposed or identified opportunities; entering into agreements for pursuing such opportunities; identifying management and industry specialists; and acquiring operational and technological assets.

As discussed below, we have raised funds primarily by selling our securities in various private placements. We have also entered into agreements with consultants for the provision of consulting services related to the identification and assessment of clean energy technologies and opportunities. We have five subsidiaries. The following four subsidiaries are wholly-owned by us: (i) Energtek Products Ltd., a company organized in Israel, (ii) GATAL (Natural Gas for Israel) Ltd., a company organized in Israel, (iii) Moregastech LLC, a limited liability company organized in Nevada (see Item 8B below), and (iv) Primecyl LLC, a limited liability company organized in the State of New York (see Item 8B below). Through Primecyl LLC, we own 99.5% of the ownership interests in our fifth subsidiary, Ukcyl Ltd., a company registered in Ukraine. We intend to use such subsidiaries for the purpose of acquiring and developing technologies and business opportunities in the field of clean energy technologies. We have acquired an option to purchase up to 45% of the ownership interests of Angstore Technologies Ltd., an Israeli company engaged in the development of Adsorbed Natural Gas systems and other clean energy technologies relating to natural gas vehicles. To date, we have purchased 8.3% of such ownership interests pursuant to such option. We have also acquired the rights to an Israeli provisional patent application relating to natural gas storage tanks. As discussed below, our subsidiary MoreGasTech LLC has entered into a Collaboration Agreement, dated March 30, 2007, pursuant to which MoreGasTech LLC will purchase 50% of the issued and outstanding shares of Moregastech India Private Limited, a company registered in India.

Our Recent Fundraising Activities

To help establish our new business in the field of clean energy technologies, our management has been actively raising funds by selling our securities in various private placements. As discussed below, as of March 27, 2007 we have raised a total of $2,185,762 through such sales of our securities, of which $1,133,000 were raised during the fiscal year ended December 31, 2006, and $1,052,762 have been raised since such date.

On August 7, 2006, we raised $250,000 by selling 2,500,000 units of our securities, each unit consisting of one share of common stock, one Class A Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.20 per share, expiring on December 31, 2007, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2009. The purchase price paid for each unit was $0.10, amounting in the aggregate to $250,000. Each of the Class A and Class B Warrants are redeemable by the Company at any time at a redemption price of $0.05 per warrant The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On September 29, 2006, we raised $495,000 by selling 3,300,000 units of our securities, each unit consisting of one share of common stock, one Class A Warrant entitling the holder thereof purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2008, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring on December 31, 2009. The purchase price paid for each unit was $0.15, amounting in the aggregate to $495,000. Each of the Class A and Class B Warrants are redeemable by the Company at any time at a redemption price of $0.05 per warrant. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission of $29,700 was paid.

On October 30, 2006, the Company effected a forward stock split of its common stock at the rate of one for three (1:3), so that each pre-split share of the Company equals three post-split shares. In addition, the authorized shares of common stock of the Company have been increased on a corresponding basis, from 250,000,000 shares, par value $0.001, to 750,000,000 shares, par value $0.001. The number of shares of common stock issued and outstanding as a result of the forward split was 40,912,500 shares. As a result of the split, the then outstanding 11,600,000 warrants are exercisable into 34,800,000 shares of common stock.

During December 2006, we issued an aggregate of 2,560,000 shares of our common stock to six persons in consideration for consulting services and other services rendered to the Company by such persons. The purchase price for was set at $0.05 per share, amounting in the aggregate to $128,000. Our Board of Directors determined that the value of the services rendered to us by such consultants was equal to the purchase price of the shares. From the said total, the aggregate of 2,460,000 shares of our common stock was issued to five of such persons pursuant to Regulation S Subscription Agreements entered into with each such person. Such shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States. The remaining 100,000 shares of our common stock were issued to the remaining person pursuant to a Regulation D Subscription Agreement. This transaction was conducted in reliance upon an exemption from registration provided under Regulation D promulgated under the Securities Act of 1933. The purchaser represented to the Company that he was an accredited investor (as such term is defined under Rule 501 of Regulation D), and the transaction did not involve any form of general solicitation or advertising. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

Between December 1 and December 15, 2006, we raised $60,000 by selling an aggregate of 1,200,000 shares of the Company's common stock to two non-US persons pursuant to Regulation S Subscription Agreements entered into with each such person. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $60,000. The shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. Additional 120,000 shares of the Company's common stock were issued to a non-US person as commission paid in connection with the sale of such shares. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts.

On December 29, 2006, we raised $100,000 by selling 2,000,000 shares of our common stock to non-US persons. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $100,000. The shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. Additional 200,000 shares of the Company's common stock were issued to a non-US person as commission paid in connection with the sale of such shares. The Company did not make any offers in the United States and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts.

On December 31, 2006, we issued 2,000,000 shares of our common stock to Radel LLC, a New York limited liability company. In consideration therefor, Radel LLC assigned to us its rights to the provisional patent application Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel, which is filed with the Patent Registrar of the State of Israel. The parties agreed that the provisional patent application had a value of $100,000, and that the value of our shares of common stock given in consideration therefor was $0.05 per share, amounting in the aggregate to $100,000. The shares were issued pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

Between January 18, 2007 and February 6, 2007, we raised $47,000 by selling 940,000 shares of our common stock to seven non-U.S. persons pursuant to a Regulation S Subscription Agreement entered into with each such person. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $47,000. The shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. The Company did not make any offers in the United States and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On January 26, 2007, we raised $5,000 by selling 100,000 shares of our common stock to a purchaser pursuant to a Regulation D Subscription Agreement. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $5,000. This transaction was conducted in reliance upon an exemption from registration provided under Regulation D promulgated under the Securities Act of 1933. The purchaser represented to the Company that he was an accredited investor (as such term is defined under Rule 501 of Regulation D), and the transaction did not involve any form of general solicitation or advertising There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On February 16, 2007, we raised $400,000 by selling 1,111,111 shares of our common stock to a purchaser pursuant to a Regulation S Subscription Agreement entered into with such person. The purchase price paid to the Company for the purchase of such shares was $0.36 per share, amounting in the aggregate to $400,000. The shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. The Company did not make any offers in the United States and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid..

On February 23, 2007, we raised $250,000 by selling to a purchaser 500,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $250,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $12,500 and additional 25,000 shares of our common stock were issued as commission.

On March 6, 2007, we raised $29,762 by selling to a purchaser 59,524 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $29,762. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $1,488 and additional 2,976 shares of our common stock were issued as commission.

On March 16, 2007, we raised $34,000 by selling to a purchaser 68,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $68,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $1,700 and additional 3,400 shares of our common stock were issued as commission.

On March 27, 2007, we raised $287,000 by selling to a purchaser 574,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $287,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $14,350 and additional 28,700 shares of our common stock were issued as commission.

Our Business Development

To help establish our new business in the field of clean energy technologies, our management has been focusing on investigating and analyzing technologies and various other business opportunities. We have recently entered into specific agreements for the acquisition of rights to certain technologies and for investing in entities which our management believes will be able to develop business in the field of clean energy technologies. The Company and its wholly-owned subsidiary, Energtek Products Ltd., established on September 3, 2006 under the laws of Israel, hereinafter referred together as "the Group", are actively procuring such new opportunities, while continuing to analyze at the same time various other opportunities. We believe that our agreements discussed below are relevant to our present and proposed business activities.

On August 25, 2006, the Group entered into a consulting agreement with P.G. Engineering S.A. for consulting services related to the conceptual design of machine for testing gas adsorption. In consideration for such services, the Group paid $6,000.

On October 3, 2006, the Group signed with P.G. Engineering S.A. a Task Order for the specific design of a gas adsorption testing machine. In consideration for such services, the Group paid $6,000.

On November 8, 2006, the Group entered into a Letter of Agreement with Angstore Technologies Ltd. Pursuant to such agreement, Angstore Technologies Ltd. granted to the Group an option to purchase up to 7,364 shares of its common stock, which would represent approximately 45% of the issued and outstanding shares of its common stock. The exercise price of the option is $36.675 per share, amounting in the aggregate to up to $270,075. The option is exercisable until June 30, 2007. In consideration for the grant of such Option, the Group paid $50,000 to Angstore Technologies Ltd. On January 2, 2007 the Group exercised part of this option, purchasing 8.33% of the shares of Angstore Technologies Ltd.

On November 16, 2006, the Group signed with P.G. Engineering S.A. a Task Order for the creation of a gas adsorption testing machine. In consideration for such services, the Group paid $14,000.

On December 31, 2006, the Group purchased from Radel LLC, a New York limited liability company, its rights to the provisional patent application Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel, which is filed with the Patent Registrar of the State of Israel. In consideration for such sale, the Company issued to Radel LLC 2,000,000 shares of the Company's common stock. The shares were issued pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933.

On January 12, 2007, the Group acquired Gatal (Natural Gas for Israel) Ltd. (hereinafter "GATAL"). On such date, the Group purchased 100% of the outstanding shares of common stock of GATAL , from MoreGasTech SRL ("the Seller"), a Nevis company. Such purchase was made pursuant to a Share Purchase Agreement dated as of such date. In consideration therefore, we agreed to issue to the Seller 3,500,000 Class 2007-A stock purchase warrants (the "Class 2007-A Warrants"). Each Class 2007-A Warrant grants to the holder thereof the right to purchase one share of our common stock, exercisable from July 1, 2008 until December 31, 2011 at a per share exercise price equal to $0.05. The foregoing transaction was conducted in reliance upon an exemption from registration provided under Regulation S promulgated under the Securities Act of 1933. The Seller represented to the Company that it is not a United States person (as defined in Regulation S) or an affiliate (as defined in Rule 501(b) under the Securities Act of 1933, as amended) of the Company, and that it is not acquiring the shares for the account or benefit of a United States person. the Seller further represented that at the time of the origination of contact concerning the Share Purchase Agreement and the date of the execution and delivery of the Share Purchase Agreement, the Seller was outside of the United States.

As a result of the foregoing transaction, GATAL is the wholly owned subsidiary of Energtek Products Ltd., which in turn is our wholly owned subsidiary. GATAL was organized under the laws of Israel on October 5, 2006 for the purpose of engaging in the transportation and distribution of natural gas, but it is a development stage company with minimal assets and no revenues.

On January 22, 2007, the Group signed with P.G. Engineering S.A. a Task Order for the testing of a gas adsorption testing machine and adding measurement equipment. In consideration for such services, the Group paid $8,500.

On February 2, 2007, the Group signed with Eurospark S.A. a Task Order for a feasibility review of a proposal to install a plant in Ukraine to supply the local Compressed Natural Gas conversion market. In consideration for such services, the Group paid $25,000.

On February 22, 2007, we formed a wholly owned subsidiary under the laws of the State of Nevada under the name Moregastech LLC. As is the case with our other subsidiaries, we intend to use such subsidiary for the purpose of acquiring technologies and business opportunities in the field of clean energy technologies.

On March 5, 2007, the Group signed with Eurospark S.A. a Task Order with a request to review properties for establishing a plant in Ukraine, analyzing the alternatives and having preliminary negotiations for the same, and also defining machinery parameters and having preliminary negotiations with suppliers for the same. In consideration for such services, the Group agreed to pay $22,000.

On March 27, 2007, the Group purchased from HEEF Holdings Ltd, a Nevis company, all the membership interests of Primecyl LLC., a limited liability company organized in the State of New York (“Primecyl”). Primecyl owns 99.5% of the ownership interests of Ukcyl Ltd, a company registered in Ukraine. The purchase was made pursuant to a Membership Purchase Agreement with HEEF Holdings Ltd., dated as of such date. In consideration therefore, we agreed to pay to HEEF Holdings Ltd $40,000. As a result of such transaction, Primecyl and Ukcyl Ltd. have become our subsidiaries. Ukcyl Ltd intends to become a prominent player in the Compressed Natural Gas cylinders market in Ukraine.

On March 30, 2007, our wholly owned subsidiary MoreGasTech LLC entered into a Collaboration Agreement with MoreGasTech (India) Private Limited and Mahinder Singh Khatkar. Pursuant to such agreement, we agreed to acquire 50% of the ownership of MoreGasTech India Private Limited. In consideration therefor, we agreed to pay such Company a purchase price of 4,100,000 Indian Rupees (approximately $93,300), payable by the issuance of equity capital or unsecured loans in the amount of such purchase price. MoreGasTech India Private Limited is a development stage company and has no current business operations or revenues. It intends to provide Compressed Natural Gas kits to the Indian Market, to be a supplier of the aftermarket conversion to Compressed Natural Gas and to Adsorbed Natural Gas.

In the context of investigating and analyzing technologies and other business opportunities, the Group entered into various consulting agreements. The following table sets forth the date of each such agreement, the name of the consultant with which such agreement has been entered into, a brief description of the consulting services rendered pursuant to such agreement, and the amount of the consulting fee paid by us to the consultant pursuant to such agreement.

Date	Consultant	Brief Description of Consulting Services	Consulting Fee Paid (in $)
August 8, 2006	Eurospark S.A.	Review of Gas absorbent materials	12,000
August 8, 2006	Conertech Ltd	Production of photovoltaic cells	27,000*
August 30, 2006	Eurospark S.A.	Hydrogen storing unit	12,000
September 5, 2006	Conertech Ltd	Review patents on photovoltaic cells	32,000*
September 5, 2006	Angstore Technologies Ltd	CNG cylinders	17,000*
September 28, 2006	Eurospark S.A.	Production facility - cylinders	28,000
October 3, 2006	Eurospark Israel Ltd.	Israeli Market for Natural Gas	17,000*
October 5, 2006	Angstore Technologies Ltd	Low pressure and NGV infrastructure	25,000*
October 5, 2006	Conertech Ltd	Detailed review patents	21,600*
October 17, 2006	Eurospark Israel Ltd.	Proposal for Gas Bulk Transportation	18,000*
October 23, 2006	Angstore Technologies Ltd	Market entry requirements ANG	22,000*
October 25, 2006	Eurospark S.A.	Production facility - India - suppliers	26,000
October 25, 2006	Eurospark Israel Ltd.	Gas Bulk Transportation	15,000*
November 5, 2006	Conertech Ltd	Review proposal develpmt P.V. cells	16,000*
November 15, 2006	Eurospark Israel Ltd.	Marine Gas Transportation	17,000*
November 16, 2006	Angstore Technologies Ltd	Production technologies of CNG cylinders	18,500*
November 26, 2006	Conertech Ltd	Electricity from Industrial Waste	11,000*
November 27, 2006	Angstore Technologies Ltd	CNG cylinders market	16,000*
November 29, 2006	Eurospark S.A.	Production proposal Georgia	18,000
December 29, 2006	Angstore Technologies Ltd	Natural Gas Storage Technologies	24,000*
January 2, 2007	Conertech Ltd	CNG Kits review	22,500*
January 3, 2007	Eurospark Israel Ltd.	Alternative fuels for vehicles	26,000*
January 7, 2007	Angstore Technologies Ltd	CNG Kits	16,200*
February 1, 2007	Conertech Ltd	CNG Kits - patent review	6,500*

* For each payment, there is an additional payment of Value Added Tax (VAT) , which is afterwards either counterbalanced against VAT payments due by the paying company, or claimed back from the tax authorities.

Competition

The industry in which we intend to operate is very competitive. No single entity or group dominates such industry, but several major competitors have entered different areas related to clean energy technologies. Our competitors and eventual competitors may have much greater resources (financial, managerial, human resources, facilities and other resources) and more experience than we have in several areas (such as research and development, production, marketing, financing and others). In our efforts to establish our new business, we are trying to identify solutions and technologies that provide us a competitive advantage compared to our competitors, but the success of such effort cannot be guaranteed

Our wholly-owned subsidiary, Gatal (Natural Gas for Israel) Ltd., intends to be active in the field of natural gas and transportation in Israel. This company faces the eventual competition of several entities, including entities that are significant players in the energy market. The latter companies have financial and other resources substantially larger than ours, and they have also established strategic long-term positions, strategic long-term relationships with the potential clients and maintain strong governmental relationships. As a consequence, among others, we may be at a competitive disadvantage when negotiating for the purchase of natural gas, when negotiating with other suppliers, when negotiating with clients, and when negotiating with the Israeli government. In addition, the start of creation and expansion of a pipeline distribution system (creation of a pipeline through which the natural gas is delivered) will considerably reduce over time the geographical areas in which we will be able to provide our services.

Our subsidiary, Ukcyl Ltd, intends to develop activities in the area of Natural Gas Vehicles in Ukraine. The company faces the eventual competition of several established entities, including entities that have financial and other resources substantially larger than ours, and they have also established strategic long-term positions, strategic long-term relationships with the potential clients and maintain strong governmental relationships. As a consequence, among others, we may have to incur into larger expenses for penetrating into target markets, when negotiating with suppliers, when negotiating with clients, and when negotiating with the Ukrainian government.

Governmental Regulation

In almost every area related to clean energy and clean technologies we will have to comply with the applicable health and safety, environmental and other regulations. We will also be required to make the necessary expenditures to this end.

Legislation affecting clean energy and other clean technologies is under constant review for amendment or expansion. Pursuant to such legislation, numerous government agencies have issued extensive laws and binding regulations. Such laws and regulations have a significant impact on the production and marketing of products. These laws and regulations increase the cost of doing business and, consequently, will affect results of operations. Inasmuch as new legislation is created, and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Our fully owned company Gatal (Natural Gas for Israel) Ltd depends to a very large extent on governmental regulations. We may not be able to start activities before the local government approves regulations for transportation of natural gas. The distribution to users also depends on obtaining approvals from a large number of governmental and municipal entities. The regulations to be issued by the government may have a significant impact on the technologies used and the costs of implementation, to the extent of rendering them non-competitive. Delays in the promulgation of the regulations may also impede the start of operations until such regulations are in place. However, we do not expect that any of these laws and regulations will affect our operations in a manner materially different than they would affect other companies operating in the same market.

Our subsidiary Ukcyl Ltd. depends to a very large extent on governmental regulations and certifications. It may not be able to start its main activities before the local government provides approval to the same. The products that it will produce will have to be certified by the government. The government's requests may have a significant impact on the technologies used and the costs of implementation, to the extent of rendering them non-competitive. Delays in the granting of the permissions and the certifications may also impede the start of operations until such permissions and certifications are obtained.

Intellectual Property

We own the rights to the provisional patent application entitled “Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel,” which is filed with the Patent Registrar of the State of Israel. We acquired such rights on December 31, 2006, by purchasing them on such date from Radel LLC, a New York limited liability company. In consideration for such sale, the Company issued to Radel LLC 2,000,000 shares of the Company's common stock. The shares were issued pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933.

Employees

Our sole officer provides services to us on an as-needed basis. Energtek Products, Ltd., our subsidiary, has one employee. GATAL (Natural Gas for Israel) Ltd., our subsidiary, has one employee that serves as its Chief Executive Officer.

Risk Factors

Risk Factors Relating to Our Business

1.
We are a development stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. We have recently determined to engage in the business of identifying, and if warranted and feasible, acquiring and developing clean energy technologies and related business opportunities. Our operations during most of 2006 have been focused on fund raising activities and identification and analysis of such opportunities, while the investments that we have performed are in entities and activities that as of now do not generate revenues, and there is no certainty that they will be able in the future to create revenues and become profitable. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent on the presently and future acquired and developed clean energy technologies and related business opportunities, activities which themselves are subject to numerous risk factors as set forth herein. We may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the area of clean energy technologies, and our Company is a highly speculative venture involving significant financial risk.

2.
We have no track record that would provide a basis for assessing our ability to implement our business plans. We may not be successful in carrying out our business objectives and potential investors may lose their entire investment in us.

The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a business engaging in the field of clean energy technologies. There is a substantial risk that we will not be successful in our planned business activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

3.	Because we have no revenue, our Company has a history of losses and we expect to incur losses for the foreseeable future.

As we have no current revenue, we are expecting to incur losses over the next 12 months and beyond because we do not yet have any revenues to offset the expenses associated with our business development activities. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

4.	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the financial year ended December 31, 2006 were prepared using management’s assumption that we will continue our operations as a going concern. We have never had revenues. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

5.
We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our Company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities to meet our cash requirements. Our ability to continue our operations and develop our technologies will be dependent upon our ability to raise significant additional equity or debt financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to undertake the following activities: support our planned growth and carry out our business plan; protect our intellectual property; hire top quality consultants and personnel for all areas of our business; address competing technological and market developments; establish additional collaborative relationships; and market and develop our technologies.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies or respond to changing business or economic conditions.

6.
Our directors and our sole officer have little or no experience in the operation of the business we are entering into, and our success depends on the successful recruitment of consultants with the required qualifications and experience. If we are unable to engage one or more of such individuals, there is a significant risk that our business may fail.

To date, our directors and our sole officer have no experience in identifying and analyzing clean energy technologies and opportunities or producing and bringing to markets products based on such technologies. If our management team fails to develop a thorough understanding of our business on a timely basis, cannot successfully work together, proves unable to meet the demands of running a public company, it could harm our business, prospects, and financial condition, and potential investors may lose their investment in us. Our success is also heavily dependent on our ability to retain and attract experienced consultants. If we are unable to recruit qualified consultants or lose their services, our ability to execute our business plan would be harmed.

7.
The scope of our patent protection is uncertain. If we fail to adequately protect our intellectual property through patent or other means, it could harm our business plans, prospects, results of operations and financial condition.

Our success depends to a significant degree on our proprietary technology. On December 31, 2006, we purchased from Radel LLC, a New York limited liability company, its rights to the provisional patent application entitled “Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel,” which is filed with the Patent Registrar of the State of Israel. No assurance can be given that any patents based on such provisional patent application or any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that such provisional patent applications will be held valid if subsequently challenged, or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that may be issued to us or our licensors. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. If we are unable to protect adequately our proprietary technology, our business prospects may be harmed.

8.
We may become involved in intellectual property litigation that causes us to incur significant expenses or prevents us from engaging in our business, which could harm our business plans, prospects, results of operations and financial condition.

We may need to bring legal claims to enforce or protect our provisional patent application and other intellectual property rights. Any such litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources.

In addition, our success will also depend in part on our ability to continue to commercialize and develop our technology without infringing the proprietary rights of others. Notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed their intellectual property rights or claims that our intellectual property rights are not valid. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we will be able to obtain such licenses or that such licenses, if available, may be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses may result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which may have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

9.	If the Company is deemed to be an “investment company,” the Company may be required to institute burdensome compliance requirements and the Company's activities may be restricted.

The Investment Company Act of 1940 (the “Investment Company Act”) defines an "investment company" as an issuer which is, or holds itself out as, being engaged primarily in the business of investing, reinvesting or trading of securities. We do not intend to engage in such activities; however, we intend to invest in companies engaging in the business of clean energy technologies. As a result, we may obtain a minority interest in a number of enterprises, thereby possibly subjecting us to regulations under the Investment Company Act.

Such regulations would impose numerous restrictions on the Company, including restrictions on the nature of the Company's investments and restrictions on the issuance of securities, which may make it difficult for us to obtain additional financing. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. We would incur significant registration and compliance costs if required to register under the Investment Company Act. Although we do not believe that our anticipated principal activities will subject our Company to the Investment Company Act, we will continue to review our activities from time to time with a view toward reducing the likelihood we could be classified as an investment company.

10.	All of our activities and investments may prove unfruitful, harming our business plans, prospects, results of operations and financial condition

We may not be able to bring our embryonic development efforts to a successful completion. There is no assurance that if there is a successful completion of the development that the results achieve will be of economic value, and there is no assurance that if they have economic value that we will have the proper financial, human and organizational resources to translate the economic value into a profitable business. There is no assurance that our investments will be able to to build themselves into revenue creating business, and even then there is no assurance that they will become profitable.

11.
Part of our assets and some of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, we have several assets located outside the United States. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, some of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effectuate service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, potential investors may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by potential investors in the United States may not be enforceable.

12.
A significant part of our investments are located in Israel, and any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

A significant part of our investments is presently located in Israel, which has historically experienced military and political unrest, terrorist attacks on its civil population, and economic boycott. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

In addition, certain of our officers may be obligated to perform annual reserve duty in the Israel defense forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 54 years old, depending upon the nature of their military service. During any period of time in which our officers are required to perform reserve duty, they might not be able to devote their time and efforts to our business and we may be forced to curtail our business activities during such period.

13.	We are entering into investments in Ukraine, which may be negatively affected by geopolitical clashes and political instability.

We are planning to invest in Ukraine. This country is today an eventual point of conflict between the United States and Europe on one side, and the Russian Federation on the other side, with both sides trying to achieve a strategic predominance over Ukraine. This struggle for predominance has already created in previous years political instability. The changes have also influenced the economy of Ukraine. A deterioration in the economy of the country, or a sudden change of prices in the gas supply to the same, or a change in the parameters in which the economy performs could significantly harm our business, operating results and financial condition.

14.
Economic instability in the foreign nations in which we intend to operate might result from or lead to inflation, high interest rates and social unrest, which could adversely affect our operations and performance. .

We are planning to conduct activities in Israel, Ukraine and India. These three nations have experienced at different stages of their development significant economic and political instability. It is possible that present or future economic or political instability in these nations will have a material adverse impact on ours ability to conduct business or on our financial condition. Economic instability may encompass unstable price levels such as inflation, unstable interest levels or rates, fluctuation of capital, and social unrest that could adversely affect our operations and performance.

The present rates of inflation in Israel, India and Ukraine are under control, and we don't expect that they will materially adversely affect our financial condition. However, it is impossible to predict the future development of the rates of inflation and their influence on our future financial condition. On numerous occasions in the past, high rates of inflation have occurred in Israel, India and Ukraine. High inflation may reoccur in the future, causing insecurity and uneasiness in the local populace in general, including our employees. In these situations, there is often concern about the increasing cost of living and attempts to keep pace with it. This situation by itself might adversely affect our performance. Whenever the currency exchange rate does not proportionally match inflation, as it has happened as a matter of governmental policy in several countries, generally there is an increase in the costs to the Company in U.S. dollars. Such increases in costs might materially adversely affect our financial condition. Presently, we do not have a hedging policy for protection against changes in the dollar costs of our activities.

Changes and fluctuations in interest rates might affect our operations in Israel, India and Ukraine. The changes in interest rates might create either investment or disinvestment that might affect the economy of an entire country, and thus also our employees. Because we finance most of our non-U.S. operations in U.S. dollars, and since we expect that this financing will continue in the future, we believe that local interest rate fluctuations will not have a material adverse impact on our financial condition.

The economic situation in Israel, India and Ukraine might eventually develop into extended social unrest. Such social unrest might materially adversely affect our financial performance and operations.

15.
Political instability in the foreign nations in which we invest and intend to operate might result from or lead to military confrontation, frequent changes in national governments, terrorism and corruption which could adversely affect the Company’s operations and performance.

We do not have political risk or other insurance to protect against business interruption losses caused by political acts.

Israel’s physical security and integrity have been at risk since Israel’s inception as a modern nation. There is no formal peace between Israel and Syria or Lebanon, and clashes and wars have erupted from time to time. Iran is officially stating its intention to destroy the State of Israel as such once they will have the power to do so. Additionally, there are constant conflicts between Israel and the Palestinian Authority, and especially constant armed conflicts between Israel and official or semi-official Palestinian armed groups, which have as a formal objective to eradicate the State of Israel as such. Therefore, to the extent that we invest and develop activities in Israel, there is a risk that the political instability will have an adverse impact on our ability to conduct business. It is highly unlikely, but possible, that Israel’s compulsory military service obligation for its citizens, could disrupt the scheduled work of the Israeli research and development facility.

India is involved in a conflict with Pakistan in which tensions have accumulated and decreased from time to time, but that in several instances have resulted in armed clashes and terrorist acts, developing to a level nearby nuclear war. There are in India also clashes between religious groups, clashes between different groups in Indian provinces, tensions between social clashes and other types of conflicts. Any and all of the cited facts might create significant political and economic instability that could have a material adverse effect on the future results of our operations.

Ukraine has experienced significant political and economic change. The Ukrainian politic scene has experienced several changes in the last years, which might continue to be in place for longer periods. The Ukrainian economy is susceptible to economic influences dictated by political decisions in Russia. Economic or political instability in Ukraine might have a material adverse impact on our ability to conduct business or on our financial condition.

16.	We have not entered into derivative transactions to hedge market risk in India, Israel or Ukraine, and market fluctuation may adversely affect our Indian, Israeli or Ukrainian operations.

We cannot provide any assurance that future developments in each respective country will not generally have an adverse effect on our financial condition. On the other hand we cannot foresee and such developments. Therefore, we do not anticipate that we will enter into derivative transactions, such as foreign currency forward or option contracts, to hedge against known or forecasted market changes.

Risks Relating To Our Common Shares

17.	We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 750,000,000 shares of common stock and 5,000,000 shares of preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

18.
Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

19.	Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

20.	We may issue shares of preferred stock in the future that may adversely impact the rights of the holders of our common stock.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of the holders of our common stock could be impaired thereby, including, without limitation, dilution of their ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of common stock.

Item 2. Description of Property

Our present office is located at 26 E. Hawthorne Avenue, Valley Stream, New York 11580. Our subsidiary, Moregastech LLC, shares the same office. There is no charge for the use of these facilities.

Our subsidiaries, Energtek Products Ltd., Gatal (Natural Gas for Israel) Ltd., and Primecyl, LLC share an office located at 94 Em Hamoshavot St., Petach Tikva 49527, Israel. Such office is subleased under a month to month sublease for the monthly amount of $2,000.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information.

The Company’s common stock is eligible for trading on the Over-The-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol EGTK.OB. The Company's common stock has not been traded.

Holders

On March 28, 2007, there were approximately 60 holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2006, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Recent Sales of Unregistered Securities

On August 7, 2006, we raised $250,000 by selling 2,500,000 units of our securities, each unit consisting of one share of common stock, one Class A Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.20 per share, expiring on December 31, 2007, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2009. The purchase price paid for each unit was $0.10, amounting in the aggregate to $250,000. Each of the Class A and Class B Warrants are redeemable by the Company at any time at a redemption price of $0.05 per warrant The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On September 29, 2006, we raised $495,000 by selling 3,300,000 units of our securities, each unit consisting of one share of common stock, one Class A Warrant entitling the holder thereof purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2008, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring on December 31, 2009. The purchase price paid for each unit was $0.15, amounting in the aggregate to $495,000. Each of the Class A and Class B Warrants are redeemable by the Company at any time at a redemption price of $0.05 per warrant. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission of $29,700 was paid.

On October 30, 2006, the Company effected a forward stock split of its common stock at the rate of one for three (1:3), so that each pre-split share of the Company equals three post-split shares. In addition, the authorized shares of common stock of the Company have been increased on a corresponding basis, from 250,000,000 shares, par value $0.001, to 750,000,000 shares, par value $0.001. The number of shares of common stock issued and outstanding as a result of the forward split was 40,912,500 shares. As a result of the split, the then outstanding 11,600,000 warrants are exercisable into 34,800,000 shares of common stock.

During December 2006, we issued an aggregate of 2,560,000 shares of our common stock to six persons in consideration for consulting services and other services rendered to the Company by such persons. The purchase price for was set at $0.05 per share, amounting in the aggregate to $128,000. Our Board of Directors determined that the value of the services rendered to us by such consultants was equal to the purchase price of the shares. From the said total, the aggregate of 2,460,000 shares of our common stock was issued to five of such persons pursuant to Regulation S Subscription Agreements entered into with each such person. Such shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States. The remaining 100,000 shares of our common stock were issued to the remaining person pursuant to a Regulation D Subscription Agreement. This transaction was conducted in reliance upon an exemption from registration provided under Regulation D promulgated under the Securities Act of 1933. The purchaser represented to the Company that he was an accredited investor (as such term is defined under Rule 501 of Regulation D), and the transaction did not involve any form of general solicitation or advertising. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

Between December 1 and December 15, 2006, we raised $60,000 by selling an aggregate of 1,200,000 shares of the Company's common stock to two non-US persons pursuant to Regulation S Subscription Agreements entered into with each such person. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $60,000. The shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. Additional 120,000 shares of the Company's common stock were issued to a non-US person as commission paid in connection with the sale of such shares. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts.

On December 29, 2006, we raised $100,000 by selling 2,000,000 shares of our common stock to non-US persons. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $100,000. The shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. Additional 200,000 shares of the Company's common stock were issued to a non-US person as commission paid in connection with the sale of such shares. The Company did not make any offers in the United States and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts.

On December 31, 2006, we issued 2,000,000 shares of our common stock to Radel LLC, a New York limited liability company. In consideration therefor, Radel LLC assigned to us its rights to the provisional patent application Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel, which is filed with the Patent Registrar of the State of Israel. The parties agreed that the provisional patent application had a value of $100,000, and that the value of our shares of common stock given in consideration therefor was $0.05 per share, amounting in the aggregate to $100,000. The shares were issued pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

Between January 18, 2007 and February 6, 2007, we raised $47,000 by selling 940,000 shares of our common stock to seven non-U.S. persons pursuant to a Regulation S Subscription Agreement entered into with each such person. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $47,000. The shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. The Company did not make any offers in the United States and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On January 26, 2007, we raised $5,000 by selling 100,000 shares of our common stock to a purchaser pursuant to a Regulation D Subscription Agreement. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $5,000. This transaction was conducted in reliance upon an exemption from registration provided under Regulation D promulgated under the Securities Act of 1933. The purchaser represented to the Company that he was an accredited investor (as such term is defined under Rule 501 of Regulation D), and the transaction did not involve any form of general solicitation or advertising There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On February 16, 2007, we raised $400,000 by selling 1,111,111 shares of our common stock to a purchaser pursuant to a Regulation S Subscription Agreement entered into with such person. The purchase price paid to the Company for the purchase of such shares was $0.36 per share, amounting in the aggregate to $400,000. The shares were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. The Company did not make any offers in the United States and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid..

On February 23, 2007, we raised $250,000 by selling to a purchaser 500,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $250,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $12,500 and additional 25,000 shares of our common stock were issued as commission.

On March 6, 2007, we raised $29,762 by selling to a purchaser 59,524 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $29,762. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $1,488 and additional 2,976 shares of our common stock were issued as commission.

On March 16, 2007, we raised $34,000 by selling to a purchaser 68,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $68,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $1,700 and additional 3,400 shares of our common stock were issued as commission.

On March 27, 2007, we raised $287,000 by selling to a purchaser 574,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $287,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $14,350 and additional 28,700 shares of our common stock were issued as commission.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6. Management Discussion and Analysis or Plan of Operation

Overview

From our incorporation on November 18, 1998 until May 24, 2006, we sought to establish a monitoring and visitation service for elderly citizens in Florida, Arizona and California. During such time period, we concentrated our efforts on market research and business strategy development. We never commenced our proposed business operations or generated revenues in connection with such proposed operations.

On May 24, 2006, Allan Weiss, our then President, Chief Executive Officer, and owner of 4,537,500 shares (representing 58%) of our common stock, sold all of his 4,537,500 shares of our common stock to twenty three purchasers pursuant to a Purchase and Sale Agreement dated as of such date. The purchasers of such shares were twenty three unaffiliated foreign persons and entities. Following such change of control, we ceased our efforts to become engaged in the senior citizen monitoring and visitation business. We determined to focus, instead, on the development of clean energy related technologies, activities, and projects.

Since May 24, 2006, we intend to become engaged in the field of clean energy technologies. We have no business operations or revenues. We are currently looking at various alternatives in this field. We have three wholly owned subsidiaries, Energtek Products Ltd., GATAL (Natural Gas for Israel) Ltd., and Moregastech LLC. We have acquired an Israeli patent application relating to natural-gas storage-tanks. We have acquired an option to purchase up to 45% of the ownership interests of Angstore Technologies Ltd., an Israeli company engaged in the development of Adsorbed Natural Gas systems and other clean energy technologies relating to natural gas vehicles. To date, we have purchased 8% of such ownership interests pursuant to such option. We have also entered into agreements with numerous consultants for the provision of consulting services related to the identification and assessment of clean energy technologies and opportunities and for development.

On September 20, 2006, we changed our Company’s state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into our wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which we had formed for such purpose. Simultaneously with such merger, we changed our Company name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect our currently proposed business operations. We also increased the number of our shares of authorized common stock from 50,000,000 shares to 250,000,000 shares, and we decreased the number of our shares of authorized preferred stock from 10,000,000 shares to 5,000,000 shares. On October 30, 2006, we implemented a one for three forward stock split of our common stock and further increased the authorized shares of our common stock to 750,000,000 shares, par value $0.001.

Plan of Operation

Over the next twelve months, we intend to continue engaging in the field of clean energy technologies, initially focusing on activities related to natural gas. We intend to develop the activities in which we have invested. We also intend to continue analyzing a series of issues, markets, projects and investments proposed to us in areas related to clean energy technologies. We anticipate entering into additional agreements with experts and consultants in the relevant areas, in order to perform evaluations of the proposals. Such evaluation process may include in some cases the performance of evaluation experiments, which may require entering into subcontracting agreements with laboratories and companies capable of performing the same. We expect that once a proposal/project is identified as being of interest to us, we will enter into development activities and/or will purchase a stake in such activities and/or will invest in such activities.

Liquidity and Capital Resources

We have never had any revenues. Our cash balance at December 31, 2006 was $287,301. As of March 28, 2007 our un-audited cash balance is approximately $985,000. In order to implement our business plans, we may need to raise additional funds over the next twelve months. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to remain a viable company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

 Item 7.  Financial Statements

ENERGTEK INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(Audited)

Madsen & Associates CPA’s, Inc.
684 East Vine Street. #3
Murray, Utah 84107

To Stockholders
Energtek Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Energtek Inc. as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (November 18, 1998) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energtek Inc. as of December 31, 2006 and the results of its operations and cash flows for the period from inception (November 18, 1998) through December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 6 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
March 30, 2007

CONSOLIDATED BALANCE SHEETS
As Of December 31, 2006

	Note
CURRENT ASSETS:

Cash and cash equivalents		287,301
Other Current Assets
Tax authorities		37,879
Advances paid to suppliers		15,385

Total current assets		340,565

FIXED ASSETS, NET:
Cost		2,955
Less - accumulated depreciation		(73)

		2,882

INVESTMENTS:
Investment option	3	0
Patent rights	4	0

		0

Total Assets		343,447

See the accompanying notes to the financial statements.

ENERGTEK INC.
CONSOLIDATED BALANCE SHEETS
As Of December 31, 2006

	Note
CURRENT LIABILITIES:
Related Party		8,000
Account payable and Accrued Liabilities
Employees and Employee institutions		9,942
Service providers		13,140
Accounts payable		9,349

Total current liabilities		40,431

LONG-TERM LIABILITIES:
Severance pay liability	8	-

Total long-term liabilities		-

STOCKHOLDERS' EQUITY:
Common Stock: $0.001 par value; 750,000,000 authorized, 48,992,500 issued and outstanding	5	48,993
Additional Paid-in Capital		1,197,007
Accumulated Deficit		(942,984)

TOTAL STOCKHOLDERS' EQUITY		303,016

Total Liabilities and Stockholders' Equity		343,447

See the accompanying notes to the financial statements.

ENERGTEK INC.
CONSOLIDATED STATEMENTS OF INCOME

Note	Year ended December 31,		Cumulative from Inception (November 18, 1998) to

	2006	2005	December 31, 2006

Revenues	-	-	-

Operating Expenses:
Consulting	225,931	22,390	253,701
Consulting-related parties	152,450	-	152,450
Market research	23,347	1,125	32,795
Market research-related parties	137,050	-	137,050
General and administrative expenses (including office equipment depreciation)	161,528	18,783	220,129

Operating loss	(700,306)	(42,298)	(796,125)

Other Expenses:
Option Investment Impairment	(50,000)		(50,000)
Patent Impairment	(100,000)		(100,000)
Interest Income, net	3,141	-	3,141

Total Other Expenses	(146,859)		(146,859)

Net loss	(847,165)	(42,298)	(942,984)

Weighted Average Shares Common Stock Outstanding	29,174,637	23,512,500

Net Loss Per Common Share (Basic and Fully Diluted)	($0.03)	($0.00)

See the accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception(November 20,1998) through December 31,2006

	Shares	Par		Additional	Retained
	Issued	Value		Paid-In
		$0.001 per share		Capital	deficit	Total

Balance as at November 20, 1998
Issuance of common stock	30,487,500	30,488		(22,388)	-	8,100
Net Loss for the period November 20,1998 Through December 31,1998	0	0		0		0
Balance as at December 31, 1999	30,487,500	30,488		(22,388)	-	8,100
Issuance of common stock	4,500,000	4,500		(500)		4,000
Net Loss for the year	0	0		0		0
Balance as at December 31, 2000	34,987,500	34,988		(22,888)	-	12,100
Net Loss for the year	0	0		0		0
Balance as at December 31, 2001	34,987,500	34,988		(22,888)	-	12,100
Net Loss for the year	0	0		0		0
Balance as at December 31, 2002	34,987,500	34,988		(22,888)	-	12,100
Issuance of common stock	3,532,500	3,532		10,368	-	13,900
Net Loss for the year	0	0		0	(24,432)	(24,432)
Balance as at December 31, 2003	38,520,000	38,520		17,440	(24,432)	1,568
Net Loss for the year					(29,089)	(29,089)
Balance as at December 31, 2004	38,520,000	38,520		(12,520)	(53,521)	(27,521)
Issuance of common stock	6,390,000	6,390		64,610	-	71,000
5 for 1 forward stock split-July 21,2005
Cancellation of shares - split adjustment	(16,897,500)	(16,897,	)	16,897
Net Loss for the year					(42,498)	(42,498)
Balance as at December 31, 2005	28,012,500	28,013		68,987	(95,819)	1,181
Cancellation of shares March 14	(4,500,000)	(4,500)		4,500	0	0
3 for 2 forward Stock Split March 25
Issuance of common stock for cash, August 7	7,500,000	7,500		242,500		250,000
Issuance of common stock for cash, September 29	9,900,000	9,900		485,100		495,000
3 for 1 forward stock split-October 30
Issuance of common stock for services December	2,880,000	2,880		141, 120		144,000
Issuance of common stock for cash December	3,200,000	3,200		156, 800		160,000
Issuance of common stock for acquisition of a patent, December 31	2,000,000	2,000		98, 000		100,000
Net Loss for the year	0	0		0	(847,165)	(847,165)
Balance as at December 31, 2006	48,992,500	48,993		1,197,007	(942,984)	303,016

See the accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Cumulative from Inception (November 18, 1998) to
	2006	2005	December 31, 2006
Cash flows from operating activities:
Net loss	(847,165)	(42,298)	(942,984)
Adjustments required net loss to net cash in operating activities:
Depreciation and amortization	73	-	73
Common Stock Issued for Services	144,000		144,000
Impairment of Patent	100,000	-	100,000
Impairment of Option Investment	50,000		50,000
Increase in other assets	(53,264)	-	(53,264)
Increase in accounts payable and accrued liabilities	40,431	(24,325)	40,431

Net cash used in operating activities	(565,925)	(66,623)	(661,744)

Cash flows from investing activities:
Investment in Option	(50,000)	0	(50,000)
Purchase of fixed assets	(2,955)	0	(2,955)

Net cash used in investing activities	(52,955)	0	(52,955)

Cash flows from financing activities:
Issuance of common stock	905,000	71,000	1,002,000
Loan proceeds	-	-	7,000
Repayment of loan	-	(5,000)	(7,000)

Net cash provided by investing activities	905,000	66,000	1,002,000

Increase (decrease) in cash and cash equivalents	286,120	(623)	287,301
Cash and cash equivalents at beginning of period	1,181	1,804	0

Cash and cash equivalents at end of period	287,301	1,181	287,301

Supplement schedule of noncash investing:
Issuance of common stock for patent	100,000	-	100,000

See the accompanying notes to the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORIGINATION AND HISTORY

Organization - Energtek Inc.(formerly Elderwatch, Inc.) (hereinafter referred to as "the Company") was formed in Florida on November 18, 1998 for the purpose of providing oversight services to families with elderly relatives requiring assisted living arrangements primarily in the Florida, California and Arizona markets. On May 24, 2006 a change of control took place. Following the change in control the Company has changed its area of activities to clean energy related technologies. On September 20, 2006, the Company changed its state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into its wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which the Company had formed for such purpose. Simultaneously with such merger, the Company also changed its name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect its proposed business operations. The Company believes that it has the capability in this area both to identify attractive action areas and to attract investments into the Company, enabling the Company to generate revenues in the future.

On September 3, 2006 a fully owned subsidiary of the Company was established in the State of Israel under the name Energtek Products Ltd. The company is engaged in the development clean energy related technologies.

Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business. In its efforts to establish the new business, management has been engaged in obtaining financial resources for the Company and the design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; identifying business opportunities; performing analysis of proposed or identified opportunities; entering into agreements for pursuing such opportunities, embarking on research and development activities; performing employment searches, performing recruitment activities. Identifying management and industry specialists; acquiring operational and technological assets; and evaluating market and distribution strategies to be implemented at the proper time.

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation --  In accordance with SFAS No.7, the Company’s policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of income, stockholders’ equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through December 31, 2006.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Cont.):

Cash and Cash Equivalents - The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fixed assets:
Fixed assets are stated at cost.
Cost is depreciated by the straight-line method on the basis of the estimated useful life of the assets. Estimated useful lives are as follows:
Useful Life
Computers and peripheral equipment	3 - 5 years
Furniture and office equipment	3 - 7 years
Motor vehicles	7 years

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Due to the uncertainty regarding the Company's future profitability, the deferred tax asset related to future tax benefits of its losses has been fully reserved by a valuation allowance. The related net operating losses will begin to expire in 2018

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Dilutive Net Income (Loss) Per Share - Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 "Earnings Per Share." The Company does not have any common stock equivalents; therefore, basic and diluted EPS are the same.

Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for current assets and current liabilities approximate fair values because of the immediate or short-term maturity of these financial instruments.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Cont.):

Financial and Concentration Risk - The Company does not have any concentration or related financial credit risk.

Preferred Stock - The Company has authorized 5,000,000 shares, $0.001 par value of preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors.

Foreign Currency Translation-The Company' functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Foreign currency transactions are primarily undertaken in Israelis shekels. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated as of the date of recognition of those items. All exchange gains and losses from translations were immaterial to the financial statements herein presented; accordingly, the Company does not present Other Comprehensive Income, as would be required if such foreign currency adjustments were material. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Impairment of long-lived assets:
The Company applies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). According to SFAS 144, long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Recent Accounting Pronouncements:

SFAS 159. In February 2007, the Financial Account Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

 SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. We do not expect adoption of this standard will have a material impact on our financial position, operations or cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Cont.):
SFAS 157. In September 2006 the FASB issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or “GAAP,” and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. We do not expect adoption of this standard will have a material impact on our financial position, operations or cash flows.

FIN 48. In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect the adoption of this Interpretation to have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS 156. On March 31, 2006 the FASB issued its Statement of Financial Accounting Standards 156 to amend FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 156 requires an entity to recognize a servicing asset or servicing liability on its statement of financial position each time it undertakes an obligation to service a financial asset. FAS 156’s required effective date of adoption is for the first fiscal year beginning after September 15, 2006. We do not expect adoption of this standard will have a material impact on our financial position, operations or cash flows.

NOTE 3 -INVESTMENT OPTION

On November 8, 2006, the Company acquired from Angstore Technologies Ltd. an option to purchase up to 7,364 shares of its common stock, which would represent approximately 45% of the issued and outstanding shares of its common stock, at an exercise price of $36.675 per share. The option is valid until June 30, 2007. For the said option the Company paid the amount of $50,000. Angstore Technologies Ltd. develops Adsorbed Natural Gas storage systems. On January 2,2007 Angstore Technologies Ltd issued to the company 818 shares, which represents approximately 8.33% of the issued and outstanding shares.
Due to the difficulty in estimating the fair value or future cash flows expected to result from this investment, the Company determined the option was impaired and recorded an impairment loss of $50,000 in the income statement.

NOTE 4 -PATENT RIGHTS

On December 31, 2006, the Company issued 2,000,000 shares of its common stock to Radel LLC. Such shares were issued pursuant to and in accordance with the Letter of Agreement, dated November 28, 2006, between the Company and Radel LLC. In consideration for the issuance of such shares, which had an estimated value of $100,000, Radel LLC sold to the Company its entire right, title, and interest to its patent application Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel filed at the Patent Registrar of the State of Israel. Due to the difficulty in estimating the future cash flows expected to result from the use of this asset, if any, the Company determined the asset was impaired and recorded an impairment loss of $100,000 in the income statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -STOCKHOLDER’S EQUITY

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

On August 7, 2006 the Company issued 2,500,000 units of the Company’s securities for $250,000. Each unit consisted of one share of common stock, one Class A Warrant entitling the holder thereof to purchase one share of common stock par value $0.001 per share at an exercise price of $0.20 per share, expiring on December 31, 2007, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2009. The purchase price of each unit was $0.10. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act. The Warrants are redeemable by the Company at any time at a redemption price of $0.05 per Warrant.

On August 22, 2006 a special meeting of the shareholders authorized an increase in authorized common stock from 50,000,000 shares to 250,000,000 shares.

On September 29, the Company issued 3,300,000 units of the Company’s securities for $495,000. Each unit consisted of one share of common stock par value $0.001 per share, one Class A Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.30 per share, expiring on June 30, 2008, and one Class B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring on December 31, 2009. The purchase price of each unit was $0.15. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act. The Warrants are redeemable by the Company at any time at a redemption price of $0.05 per Warrant.

On October 30, 2006, the Company effected a forward stock split of its common stock at the rate of one for three (1:3), so that each pre-split share of the Company equals three post-split shares. In addition, the authorized shares of common stock of the Company have been increased on a corresponding basis, from 250,000,000 shares, par value $0.001, to 750,000,000 shares, par value $0.001. The number of shares of common stock issued and outstanding as a result of the forward split was 40,912,500 shares. As a result of the split, the then outstanding 11,600,000 warrants are exercisable into 34,800,000 shares of common stock.

Between December 1 and December 15, 2006, the Company has issued an aggregate of 1,200,000 shares of the Company's common stock $60,000. Additionally, in December 1 and December 15, the Company issued 60,000 shares of the Company's common stock in each day, total of 120,000 shares, as commission paid in connection with the sale of such shares. A related total of $6,000 was recorded as consulting expense in the financial statements

During December, 2006, the Company has issued an aggregate of 2,560,000 shares of its common stock to six persons in concept of payment for consulting services and other services rendered to the Company by such persons, amounting to $128,000. The purchase price was set at $0.05 per share.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -STOCKHOLDER’S EQUITY (Cont.):

On December 29 2006, the Company has issued an aggregate of 2,200,000 shares of its common stock to four persons. Of these, 2,000,000 shares were sold for a total of $100,000, at a value of $0.05 per share, and additional 200,000 shares of the Company's common stock were issued as commission paid in connection with the sale of such shares. A related total of $10,000 was recorded as consulting expense in the financial statements.

On December 31, 2006, the Company issued 2,000,000 shares of the Company's common stock for the purchase of the entire right, title, and interest in a patent application.

The equity accounts have been adjusted to reflect all common stock splits that have occurred as if the splits had retroactively occurred at the formation of the Company.

Related to the Class A and B warrants above, the Company has determined that the fair value and related accounting entries for these warrants, would be immaterial to the overall financial statement presentation. Accordingly, no such entries have been made.

NOTE 6- GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However the company will need additional working capital for its future planned expansion of activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. Through the acquisition of rights to clean energy technologies, the Company is planning on receiving the funding necessary to meet its working capital requirements. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 7- RELATED PARTY TRANSACTIONS

In the framework of the management's effort to evaluate markets and opportunities, the management of the Company and its fully owned subsidiary Energtek Products Ltd. (the Company and the subsidiary referred together hereinafter as "the Group") signed agreements with parties that are also shareholders of the Company.

Consulting agreements were signed with P.G. Engineering S.A , which as of December 31, 2006 held approximately 3.8% of the issued and outstanding shares of the Company's common stock and with Eurospark S.A, which as of December 31, 2006 held approximately 4.3% of the issued and outstanding shares of the Company's common stock, with its fully owned subsidiary Eurospark Israel Ltd and also with other entities in which Eurospark S.A. has a beneficial non-controlling interest: Moregastech SRL, Radel LLC (hereinafter referred to as "Radel") and its subsidiary Angstore Technologies Ltd. (hereinafter referred to as "Angstore")

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- RELATED PARTY TRANSACTIONS (cont.)

On August 25, 2006, the Group entered into a consulting agreement with P.G. Engineering S.A. for consulting services related to the conceptual design of machine for testing gas adsorption. In consideration for such services, the Group paid $6,000.

On October 3, 2006, the Group signed with P.G. Engineering S.A. a Task Order for the specific design of a gas adsorption testing machine. In consideration for such services, the Group paid $6,000.

On November 8, 2006, the Group entered into a Letter of Agreement with Angstore Technologies Ltd. Pursuant to such agreement, Angstore Technologies Ltd. granted to the Group an option to purchase up to 7,364 shares of its common stock, which would represent approximately 45% of the issued and outstanding shares of its common stock. The exercise price of the option is $36.675 per share, amounting in the aggregate to up to $270,075. The option is exercisable until June 30, 2007. In consideration for the grant of such Option, the Group paid $50,000 to Angstore Technologies Ltd. On January 2, 2007 the Group exercised part of this option, purchasing 8.33% of the shares of Angstore Technologies Ltd.

On November 16, 2006, the Group signed with P.G. Engineering S.A. a Task Order for the creation of a gas adsorption testing machine. In consideration for such services, the Group paid $14,000.

On December 31, 2006, the Group purchased from Radel LLC, a New York limited liability company, its rights to the provisional patent application Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel, which is filed with the Patent Registrar of the State of Israel. In consideration for such sale, the Company issued to Radel LLC 2,000,000 shares of the Company's common stock. The shares were issued pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933.

On January 12, 2007, the Group acquired Gatal (Natural Gas for Israel) Ltd. (hereinafter "GATAL"). On such date, the Group purchased 100% of the outstanding shares of common stock of GATAL, from MoreGasTech SRL ("the Seller"), a Nevis company. Such purchase was made pursuant to a Share Purchase Agreement dated as of such date. In consideration therefore, we agreed to issue to the Seller 3,500,000 Class 2007-A stock purchase warrants (the "Class 2007-A Warrants"). Each Class 2007-A Warrant grants to the holder thereof the right to purchase one share of our common stock, exercisable from July 1, 2008 until December 31, 2011 at a per share exercise price equal to $0.05. The foregoing transaction was conducted in reliance upon an exemption from registration provided under Regulation S promulgated under the Securities Act of 1933. The Seller represented to the Company that it is not a United States person (as defined in Regulation S) or an affiliate (as defined in Rule 501(b) under the Securities Act of 1933, as amended) of the Company, and that it is not acquiring the shares for the account or benefit of a United States person. the Seller further represented that at the time of the origination of contact concerning the Share Purchase Agreement and the date of the execution and delivery of the Share Purchase Agreement, the Seller was outside of the United States.

As a result of the foregoing transaction, GATAL is the wholly owned subsidiary of Energtek Products Ltd., which in turn is our wholly owned subsidiary. GATAL was organized under the laws of Israel on October 5, 2006 for the purpose of engaging in the transportation and distribution of natural gas, but it is a development stage company with minimal assets and no revenues.

On January 22, 2007, the Group signed with P.G. Engineering S.A. a Task Order for the testing of a gas adsorption testing machine and adding measurement equipment. In consideration for such services, the Group paid $8,500.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- RELATED PARTY TRANSACTIONS (cont.)

On February 2, 2007, the Group signed with Eurospark S.A. a Task Order for a feasibility review of a proposal to install a plant in Ukraine to supply the local Compressed Natural Gas conversion market. In consideration for such services, the Group paid $25,000.

On March 5, 2007, the Group signed with Eurospark S.A. a Task Order with a request to review properties for establishing the plant in Ukraine, analyzing the alternatives and having preliminary negotiations for the same, and also defining machinery parameters and having preliminary negotiations with suppliers for the same. In consideration for such services, the Group agreed to pay $22,000.

In the context of investigating and analyzing technologies and other business opportunities the Group entered into various consulting agreements described in the following table:

Date	Entity	Area	Cost $
August 8, 2006	Eurospark S.A.	Review of Gas absorbent materials	12,000
August 30, 2006	Eurospark S.A.	Hydrogen storing unit	12,000
September 5, 2006	Angstore Technologies Ltd	CNG cylinders	17,000
September 28, 2006	Eurospark S.A.	Production facility - cylinders	28,000
October 3, 2006	Eurospark Israel Ltd.	Israeli Market for Natural Gas	17,000
October 5, 2006	Angstore Technologies Ltd	Low pressure and NGV infrastructure	25,000
October 17, 2006	Eurospark Israel Ltd.	Proposal for Gas Bulk Transportation	18,000
October 23, 2006	Angstore Technologies Ltd	Market entry requirements ANG	22,000
October 25, 2006	Eurospark S.A.	Production facility - India - suppliers	26,000
October 25, 2006	Eurospark Israel Ltd.	Gas Bulk Transportation	15,000
November 15, 2006	Eurospark Israel Ltd.	Marine Gas Transportation	17,000
November 16, 2006	Angstore Technologies Ltd	Production technologies of CNG cylinders	18,500
November 27, 2006	Angstore Technologies Ltd	CNG cylinders market	16,000
November 29, 2006	Eurospark S.A.	Production proposal Georgia	18,000
December 29, 2006	Angstore Technologies Ltd	Natural Gas Storage Technologies	24,000
January 3, 2007	Eurospark Israel Ltd.	Alternative fuels for vehicles	26,000
January 7, 2007	Angstore Technologies Ltd	CNG Kits	16,200
February 2, 2007	Eurospark S.A.	Plant Ukraine	25,000
March 5, 2007	Eurospark S.A.	Site & Machinery - Ukraine	22,000

NOTE 8 - SEVERANCE PAY
Under Israeli Law and labor agreements, the Company's Israeli subsidiary is required to make severance payments to dismissed employees and to employees terminating employment under certain other circumstances. This liability is calculated based on the last salary of the employees multiplied by the number of years of employment for each employee respectively, in accordance with the "severance pay laws". The Company's liability for required severance payments is covered by purchase of insurance policies for the employees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS:

On January 2, 2007, the Company implemented part of the option granted by Angstore Technologies Ltd in the Letter of Agreement dated November 8, 2006, paying $30,000 for 818 shares, representing 8.33% of the outstanding and issued capital of Angstore Technologies Ltd.

On January 12, 2007, the Company and its wholly owned subsidiary, Energtek Products Ltd, entered into a Share Purchase Agreement (the "Share Purchase Agreement") with MoreGasTech SRL, a Nevis company ("MoreGasTech"). MoreGasTech was the holder of 100% of the issued and outstanding shares of capital stock of Gatal (Natural Gas For Israel) Ltd. (hereinafter "Gatal") formed under the laws of Israel on October 5, 2006.. Gatal is a development stage company having minimal assets and no business operations or revenues.

Pursuant to the Share Purchase Agreement, Energtek Products Ltd. agreed to acquire Gatal by purchasing from MoreGasTech all of its shares of Gatal's capital stock, which represent 100% of the issued and outstanding capital stock of Gatal. In consideration therefore, the Company agreed to issue to MoreGasTech 3,500,000 Class 2007-A stock purchase warrants (the "Class 2007-A Warrants"). Each Class 2007-A Warrant grants to the holder thereof the right to purchase one share of common stock of the Company, exercisable from July 1, 2008 until December 31, 2011 at a per share exercise price equal to $0.05. The transactions contemplated under the Share Purchase Agreement were consummated at a closing held on January 12, 2007, simultaneously with the execution of such agreement.
As a result of such closing, Gatal became the wholly owned subsidiary of Energtek Products Ltd.

On February 22, 2007 the Company incorporated a fully owned subsidiary, Moregastech LLC in the State of Nevada.

On March 27, 2007, the Group purchased from HEEF Holdings Ltd, a Nevis company, all the membership interests of Primecyl LLC., a limited liability company organized in the State of New York (“Primecyl”).  Primecyl owns 99.5% of the ownership interests of Ukcyl Ltd, a company registered in Ukraine.  The purchase was made pursuant to a Membership Purchase Agreement with HEEF Holdings Ltd., dated as of such date.  In consideration therefore, we agreed to pay to HEEF Holdings Ltd $40,000.  As a result of such transaction, Primecyl and Ukcyl Ltd. have become our subsidiaries. Primecyl and Ukcyl are development stage companies and have no current business operations or revenues.

On March 30, 2007, our wholly owned subsidiary MoreGasTech LLC entered into a Collaboration Agreement with MoreGasTech (India) Private Limited and Mahinder Singh Khatkar.  Pursuant to such agreement, we agreed to acquire 50% of the ownership of MoreGasTech India Private Limited.  In consideration therefor, we agreed to pay such Company a purchase price of 4,100,000 Indian Rupees (approximately $93,300), payable by the issuance of equity capital or unsecured loans in the amount of such purchase price.  MoreGasTech India Private Limited is a development stage company and has no current business operations or revenues.

Between January 18, 2007 and February 6, 2007, the Company agreed to issue 940,000 shares of its common stock to seven non-U.S. persons pursuant to a Regulation S Subscription Agreement entered into with each such person. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $47,000.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS (Cont.):

On January 26, 2007, the Company agreed to issue 100,000 shares of its common stock to a purchaser pursuant to a Regulation D Subscription Agreement. The purchase price paid to the Company for the purchase of such shares was $0.05 per share, amounting in the aggregate to $5,000.

On February 16, 2007, the Company agreed to issue 1,111,111 shares of its common stock to a purchaser pursuant to a Regulation S Subscription Agreement entered into with such person. The purchase price paid to the Company for the purchase of such shares was $0.36 per share, amounting in the aggregate to $400,000.

On February 23, 2007, the Company agreed to issue to a purchaser 500,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $250,000

On March 6, 2007, the Company agreed to issue to a purchaser 59,524 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $29,762.

On March 16, 2007, the Company agreed to issue to a purchaser 68,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $34,000.

On March 27, 2007, the Company agreed to issue to a purchaser 574,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $287,000.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure

None.

Item 8A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive, financial, and accounting officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the end of the period covered by this Annual Report on Form 10-KSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. While reviewing the effectiveness of the Company's "disclosure controls and procedures" following the change in management, in the second quarter of 2006, said officer determined the existence of discrepancies in the filings of the Company during 2005 and March 2006, and the Company has filed reports correcting the discrepancies. The materiality of the described discrepancies has significantly decreased following the expansion of the activities of the Company in the third and fourth quarters of 2006. Our principal executive officer has concluded that our disclosure controls and procedures have been in fact, effective at providing the required reasonable level of assurance as of the period covered.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive, financial, and accounting officer.

Changes in Internal Controls over Financial Reporting

There have been significant changes in the Company's internal control over financial reporting during the second quarterly period covered by this report, addressing the first and second quarters of 2006, that have materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting. In connection with the evaluation of our internal controls during the following quarters, our principal executive officer and principal financial officer has determined that changes to our internal controls over financial reporting have helped to reasonably guarantee the accuracy of the reports.

Item 8B - Other Information.

On February 22, 2007, we formed a wholly owned subsidiary, Moregastech LLC, under the laws of the State of Nevada. As is the case with our other subsidiaries, we intend to use such subsidiary for the purpose of participating in initiatives, developing or acquiring technologies and undertaking business opportunities in the field of clean energy technologies.

On March 6, 2007, we raised $29,762 by selling to a purchaser 59,524 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $29,762. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $1,488 and additional 2,976 shares of our common stock were issued as commission.

On March 16, 2007, we raised $34,000 by selling to a purchaser 68,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $68,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $1,700 and additional 3,400 shares of our common stock were issued as commission.

On March 27, 2007, we purchased from HEEF Holdings Ltd, a Nevis company, all the membership interests of Primecyl LLC., a limited liability company organized in the State of New York (“Primecyl”). Primecyl owns 99.5% of the ownership interests of Ukcyl Ltd, a company registered in Ukraine. The purchase was made pursuant to a Membership Purchase Agreement with HEEF Holdings Ltd., dated as of such date. In consideration therefore, we agreed to pay to HEEF Holdings Ltd $40,000. As a result of such transaction, Primecyl and Ukcyl Ltd. have become our subsidiaries. Ukcyl Ltd intends to become a prominent player in the Compressed Natural Gas cylinders market in Ukraine.

On March 27, 2007, we raised $287,000 by selling to a purchaser 574,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $287,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $14,350 and additional 28,700 shares of our common stock were issued as commission.

On March 30, 2007, our wholly owned subsidiary MoreGasTech LLC entered into a Collaboration Agreement with MoreGasTech (India) Private Limited and Mahinder Singh Khatkar. Pursuant to such agreement, we agreed to acquire 50% of the ownership of MoreGasTech India Private Limited. In consideration therefor, we agreed to pay such Company a purchase price of 4,100,000 Indian Rupees (approximately $93,300), payable by the issuance of equity capital or unsecured loans in the amount of such purchase price. MoreGasTech India Private Limited is a development stage company and has no current business operations or revenues. It intends to provide Compressed Natural Gas kits to the Indian Market, to be a supplier of the aftermarket conversion to Compressed Natural Gas and to Adsorbed Natural Gas.

 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

Directors, Executive Officers, Promoters, and Control Persons

Each director of our Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position	Date of First Election or Appointment
Doron Uziel	35	Director , President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer	May 24, 2006
Yishai Aizik	43	Director	October 3, 2006

Doron Uziel. Mr. Uziel has been our Director, President, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer since May 24, 2006. Since 2005 until the present, Mr. Uziel has been employed by TraceGuard Technologies Inc., a public company engaged in the development of homeland security technology (“TraceGuard”). From 2005 until the present, Mr. Uziel has been employed by TraceGuard as the assistant to the CFO. In such position, he assists TraceGuard in raising funds through public and private placements, prepares its financial statements and SEC filings, manages its financial matters and prepares and controls its annual budget. From 2004 until 2005, Mr. Uziel was employed by the Department of Doctrine in the IDF as a strategic consultant, and from 1999 until 2003, he was employed by Minibit Insurance Agency as the head of economic planning. Mr. Uziel received an MA in Economics from Tel Aviv University in 1993 and a BA in Economics from Tel Aviv University in 1992

Yishai Aizik. Mr. Aizik is an attorney. His specialization is in the area of Commercial Law. Mr. Aizik has been a member of the Israeli Bar Association since 1996, a Registered Foreign Legal Consultant of The State Bar of California since 2006 and a Notary Public of the State of California since 2006. Mr. Aizik received an L.L.B. in 1995 and an M.B.A. in 1999. In the years 2000 - 2006 Mr. Aizik was a partner in the law office ADAM (in Israel) In the years 1996 - 2000 he worked at the law office Amihud, Ben Porat & Co In the years 1994 - 1996 he worked at the law office Hamburger, Evron, Raviv, Berson.

Except as disclosed above, none of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. There are no family relationships among our directors or officers. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to our Company or any of our subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Audit Committee

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only two directors and to date, such directors have been performing the functions of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2006, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has not yet adopted a Code of Ethics because it has only two directors and officers.

Item 10. Executive Compensation

Summary Compensation.

Mr. Doron Uziel has been serving as our Director, President, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer since May 24, 2006. During the fiscal year ended December 31, 2006, Mr. Uziel was paid $7,000 as compensation for his services as CEO. On January 17, 2007, Mr. Uziel received 80,000 Class 2007-B Warrants in consideration for serving as a director from May, 2006 until December, 2006, and an additional 32,000 Class 2007-B Warrants in consideration for serving as Chief Executive Officer of our Company from May, 2006 until December, 2006. Each Class 2007-B Warrant grants to the holder thereof the right to purchase one share of our common stock, exercisable from January 1, 2008 until December 31, 2011, at the exercise price of $0.05 per share. Mr. Uziel received no other compensation during such fiscal year.

Allan Weiss served as our Director and President until May 24, 2006. He was not paid any compensation for his services during either of the fiscal years ended December 31, 2006 and 2005. None of our other executive officers received any compensation during either of the fiscal years ended December 31, 2006 and 2005.

We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2006 and 2005 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2006, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2006 and whose total compensation during the fiscal year ended December 31, 2006 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended December 31, 2006 and whose total compensation during the fiscal year ended December 31, 2006 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Doron Uziel(1)	2006	7,000	0	0	0(2)	0	0	0	7,000
	2005	0	0	0	0	0	0	0	0
Allan Weiss (3)	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

(1) Mr. Uziel has been serving as our Director, President, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer since May 24, 2006.

(2) Although we granted to Mr. Uziel 112,000 Class 2007-B Warrants on January 17, 2007, in consideration for serving as a director and officer from May, 2006 until December, 2006, the value of such stock purchase warrants is not included in this table because such warrants were granted after the end of the fiscal year ended December 31, 2006.

(3) Mr. Weiss served as our Director and President until May 24, 2006.

Outstanding Equity Awards

As of December 31, 2006, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

On January 17, 2007, we issued to our directors stock purchase warrants, designated as "Class 2007-B Warrants," as compensation for services previously rendered, as follows: (i) Joseph Shefet was granted 55,000 stock purchase warrants in consideration for serving as our director from June, 2006 until October, 2006, and as a member of its Advisory Board during November and December, 2006. (ii) Doron Uziel was granted 80,000 Class 2007-B Warrants in consideration for serving as a director from May, 2006 until December, 2006, and an additional 32,000 Class 2007-B Warrants in consideration for serving as Chief Executive Officer of our Company from May, 2006 until December, 2006. (iii) Yishai Aizik was granted 30,000 Class 2007-B Warrants in consideration for serving as director from October, 2006 until December, 2006. Each Class 2007-B Warrant grants to the holder thereof the right to purchase one share of common stock of our Company, exercisable from January 1, 2008 until December 31, 2011, at the exercise price of $0.05 per share. No other compensation has been paid to our directors for their services rendered during the fiscal year ended December 31, 2006.

On January 17, 2007, our Board of Directors set the terms of compensation for our Directors for the period commencing as of January 1, 2007. Commencing as of such date, each Director of our Company shall be entitled to the following compensation: (i) $4,200 per year, paid on a monthly basis; (ii) $1,000 per participation at each meeting of the Board of Directors; and (iii) 150,000 stock purchase warrants designated as "Class 2007-C Warrants," which will vest pro-ratably in 24 equal and consecutive monthly amounts of 6,250 Class 2007-C warrants, commencing on the last day of January, 2007 and continuing on the same day of each subsequent month until December 31, 2008. Each Class 2007-C Warrant shall grant to the holder thereof the right to purchase one share of our common stock of at an exercise price equal to $0.36 per share, exercisable from the date such warrant vests until December 31st of the fifth calendar year following the year in which the warrant vested.

On January 2, 2007, our Board of Directors provided that each member of the Advisory Board to the Board of Directors shall receive the following as compensation for services rendered in such capacity: (1) $500 for each meeting of the Advisory Board in which such member participates; and (2) 102,000 stock purchase warrants, which shall vest over a two-year period so that 4,250 warrants shall vest during each month that such person serves as a member of the Advisory Board. Each such warrant grants to the holder thereof the right to purchase one share of common stock of the Company for $0.36, exercisable until December 31st of the fifth calendar year following the year in which the warrant shall vest.

The following table sets forth certain information regarding the compensation paid to our Directors during the fiscal year ended December 31, 2006.

COMPENSATION OF DIRECTORS
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Doron Uziel	0	0(1)	0	0	0	7,000	7,000
Yishai Aizik	0	0(2)	0	0	0	0	0
Joseph Shefet (3)	0	0(4)	0	0	0	0	0
Allan Weiss (5)	0	0	0	0	0	0	0
Brant E. Hodyno (6)	0	0	0	0	0	0	0

(1) Although we granted to Mr. Uziel 112,000 Class 2007-B Warrants on January 17, 2007 in consideration for his services rendered as our director and officer during May 2006 to December 2006, the value of such warrants is not included in this table because they were granted after December 31, 2006.

(2) Although we granted to Mr. Aizik 30,000 Class 2007-B Warrants on January 17, 2007 in consideration for his services rendered as our director and officer during October 2006 to December 2006, the value of such warrants is not included in this table because they were granted after December 31, 2006.

(3) Mr. Shefet resigned from his position as our director on November 1, 2006.

(4) Although we granted to Mr. Shefet 55,000 Class 2007-B Warrants on January 17, 2007 in consideration for his services rendered as our director and officer during June 2006 to October 2006, the value of such warrants is not included in this table because they were granted after December 31, 2006.

(5) Mr. Weiss resigned from his position as our Director on May 24, 2006.

(6) Mr. Hodyno resigned from his position as our director in June, 2006.

Item 11. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table lists, as of March 27, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 52,405,211 shares of our common stock issued and outstanding as of March 27, 2007.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

5% Owners:

International Executive Consulting SPRL 166 Grootzand St.,9200 Dendermonde, Belgium	Common Stock	3,712,500	7.18%

Directors and Executive Officers:

Doron Uziel 12 Hazahavit Str., Rishon Lezion, Israel	Common Stock	450,000	0.87%

Yishai Aizik	Common Stock	0	0%

Directors and Executive Officers as a Group (2 persons)		450,000	0.87%

Item 12. Certain Relationships and Related Transactions, Director Independence

Related Transactions
Since August 8, 2006, the Company and its wholly owned subsidiary, Energtek Products Ltd, have entered into various transactions with Eurospark S.A, and its affiliates, as described below. Eurospark, S.A. owns 700,000 shares of our common stock which, until November, 2006, represented slightly more than 5% of our issued and outstanding shares of common stock. Since such date, we have issued additional shares of our common stock to other investors, and as a result the 700,000 shares of our common stock owned by Eurospark S.A. have been diluted and have represented less than 5% of our outstanding common stock. Eurospark, S.A. also owns a subsidiary known as Eurospark Israel Ltd., an Israeli corporation, with whom we have also entered into various agreements, as described below. Eurospark S.A. also has a beneficial non-controlling interest in MoreGasTech SRL, with whom we have entered into an agreement, as described below. MoreGasTech SRL also owns 100% of the ownership interests of Radel LLC, who acquired 2,000,000 shares of our common stock on December 31, 2006, as described below and of Angstore Technologies Ltd., with whom we have entered into various agreements, as described below.

Consulting Agreements
In the context of investigating and analyzing technologies and other business opportunities, the Company and its wholly owned subsidiary, Energtek Products Ltd., entered into various consulting agreements with Eurosparks, S.A. and its affiliates. The following table sets forth the date of each such agreement, the name of the consultant with which such agreement has been entered into, a brief description of the consulting services rendered pursuant to such agreement, and the amount of the consulting fee paid by us to the consultant pursuant to such agreement.

Date	Consultant	Brief Description of Consulting Services	Consulting Fee Paid ($)
August 8, 2006	Eurospark S.A.	Review of Gas absorbent materials	12,000
August 30, 2006	Eurospark S.A.	Hydrogen storing unit	12,000
September 5, 2006	Angstore Technologies Ltd	CNG cylinders	17,000*
September 28, 2006	Eurospark S.A.	Production facility - cylinders	28,000
October 3, 2006	Eurospark Israel Ltd.	Israeli Market for Natural Gas	17,000*
October 5, 2006	Angstore Technologies Ltd	Low pressure and NGV infrastructure	25,000*
October 17, 2006	Eurospark Israel Ltd.	Proposal for Gas Bulk Transportation	18,000*
October 23, 2006	Angstore Technologies Ltd	Market entry requirements ANG	22,000*
October 25, 2006	Eurospark S.A.	Production facility - India - suppliers	26,000
October 25, 2006	Eurospark Israel Ltd.	Gas Bulk Transportation	15,000*
November 15, 2006	Eurospark Israel Ltd.	Marine Gas Transportation	17,000*
November 16, 2006	Angstore Technologies Ltd	Production technologies of CNG cylinders	18,500*
November 27, 2006	Angstore Technologies Ltd	CNG cylinders market	16,000*
November 29, 2006	Eurospark S.A.	Production proposal Georgia	18,000
December 29, 2006	Angstore Technologies Ltd	Natural Gas Storage Technologies	24,000*
January 3, 2007	Eurospark Israel Ltd.	Alternative fuels for vehicles	26,000*
January 7, 2007	Angstore Technologies Ltd	CNG Kits	16,200*
February 2, 2007	Eurospark S.A.	Plant Ukraine	25,000
March 5, 2007	Eurospark S.A.	Site & Machinery - Ukraine	22,000

* For each payment, there is an additional payment of Value Added Tax (VAT), which is afterwards either counterbalanced against VAT payments due by the paying company, or claimed back from the tax authorities.

Option Agreement

On November 8, 2006, we entered into a Letter of Agreement with Angstore Technologies Ltd. Pursuant to such agreement, Angstore Technologies Ltd. granted to us an option to purchase up to 7,364 shares of its common stock, which would represent approximately 45% of the issued and outstanding shares of its common stock. The exercise price of the option is $36.675 per share, amounting in the aggregate to up to $270,075. The option is exercisable until June 30, 2007. In consideration for the grant of such option, we paid $50,000 to Angstore Technologies Ltd. Pursuant to such agreement, until June 30, 2007, if Angstore Technologies Ltd. offers new equity securities at a price per share that is not at least 20% higher than the exercise price of the option, such exercise price shall be adjusted so that the exercise price shall be equal to 80% of the price of the newly offered equity securities. If we are entitled to such adjustment of the exercise price after all or part of our option has already been exercised, we shall be issued additional shares of common stock in an amount necessary to reflect such adjusted exercise price. Pursuant to such letter agreement, if we exercise our option with respect to 2,300 or more shares, Angstore Technologies Ltd. shall take the following actions and amend its Articles of Association to give effect to the following: (i) the holder or holders of each 20% of the issued and outstanding share capital shall be entitled to appoint one director with respect to each 20% of the issued and outstanding share capital held by such shareholder, (ii) the Management Share par value NIS 1.00 held by Radel LLC shall be converted into one Ordinary Share par value NIS 1.00, and (iii) that any shareholder holding at a given time at least 10% of the issued and outstanding shares of Angstore Technologies Ltd. shall be entitled during the period it holds such a percentage to nominate an observer to the Board of Directors of Angstore Technologies Ltd.

The grant of the option and the consummation of the transactions contemplated in the letter agreement was made subject to and conditional upon Angstore Technologies Ltd. obtaining the approval of the Office of the Chief Scientist of the Israeli Ministry of Trade and Commerce with respect thereto to the extent required under the Israeli Encouragement of Industrial Research and Development Law, 5744 - 1984, as amended, and the rules and regulations promulgated thereunder. If such approval will be required, Angstore Technologies Ltd. shall utilize its best efforts to obtain such approval.

On January 2, 2007 we exercised part of this option, purchasing 8.33% of the shares of Angstore Technologies Ltd.

Purchase of Provisional Patent Application

On December 31, 2006, we purchased from Radel LLC, a New York limited liability company, its rights to the patent application Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel filed at the Patent Registrar of the State of Israel. In consideration for such sale, the Company issued to Radel LLC 2,000,000 shares of the Company's common stock. The shares were issued pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933.

Share Purchase Agreement

On January 12, 2007, we and our wholly-owned subsidiary, Energtek Products Ltd., entered into a Share Purchase Agreement with MoreGasTech SRL, a Nevis company. As mentioned above, Eurospark S.A. owns 49% of the ownership interests of MoreGasTech SRL. Pursuant to such Share Purchase Agreement, Energtek Products Ltd. purchased from MoreGasTech SRL all of the outstanding shares of capital stock of Gatal (Natural Gas for Israel) Ltd. (hereinafter "Gatal"). In consideration therefore, we agreed to issue to MoreGasTech SRL 3,500,000 Class 2007-A stock purchase warrants (the "Class 2007-A Warrants"). Each Class 2007-A Warrant grants to the holder thereof the right to purchase one share of our common stock, exercisable from July 1, 2008 until December 31, 2011 at a per share exercise price equal to $0.05. The foregoing transaction was conducted in reliance upon an exemption from registration provided under Regulation S promulgated under the Securities Act of 1933. MoreGasTech SRL represented to the Company that it is not a United States person (as defined in Regulation S) or an affiliate (as defined in Rule 501(b) under the Securities Act of 1933, as amended) of the Company, and that it is not acquiring the shares for the account or benefit of a United States person. MoreGasTech SRL further represented that at the time of the origination of contact concerning the Share Purchase Agreement and the date of the execution and delivery of the Share Purchase Agreement, MoreGasTech SRL was outside of the United States.

As a result of the foregoing transaction, GATAL is the wholly owned subsidiary of Energtek Products Ltd., which in turn is our wholly owned subsidiary. GATAL was organized under the laws of Israel on October 5, 2006 for the purpose of engaging in the transportation and distribution of natural gas, but it is a development stage company with minimal assets and no revenues.

Director Independence

We do not have a separately designated audit, nominating or compensation committee or committee performing similar functions. We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We believe that the following director currently meets the definition of “independent” as that term is defined in the rules and regulations of the American Stock Exchange: Yishai Aizik.

Item 13. Exhibits

Number	Description
3.1	Articles of Incorporation (annexed as Exhibit 3.1 to the Registration Statement of Form SB-1 (File Number 333-108190) filed with the Securities and Exchange Commission on January 3, 2005)
3.2
Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2006 (annexed as Exhibit C to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2006 and incorporated herein by reference)

3.3
Certificate of Change filed with the Nevada Secretary of State on October 19, 2006 (annexed as Exhibit 10.9 to the Form 8-K filed with the Securities and Exchange Commission on October 31, 2006 and incorporated herein by reference)

Number	Description
3.4	Bylaws ((annexed as Exhibit D to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2006 and incorporated herein by reference)
3.5
First Amendment to Bylaws, adopted December 22, 2006 (annexed as Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference)

10.1
Form of Regulation S Subscription Agreement, dated August 14, 2006 (annexed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference)

10.2	Form of Class A Warrant Agreement (annexed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference)
10.3	Form of Class B Warrant Agreement (annexed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference)
10.4
Consulting Agreement, dated August 8, 2006, between the Company and Eurospark SA (annexed as exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 21, 2006 and incorporated herein by reference)

10.5
Consulting Agreement, dated August 8, 2006, between the Company and Conertech Ltd. (annexed as exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 21, 2006 and incorporated herein by reference)

10.6
Consulting Agreement, dated August 25, 2006, between the Company and PG Engineering SA (annexed as exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference)

10.7
Consulting Agreement, dated August 30, 2006, between the Company and Eurospark SA (annexed as exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference)

10.8
Consulting Agreement, dated August 4, 2006, between the Company and Conertech Ltd. (annexed as exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference)

10.9
Consulting Agreement, dated August 25, 2006, between the Company and PG Engineering SA (annexed as exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference)

10.10
Consulting Agreement, dated August 5, 2006, between the Company and Angstore Technologies Ltd. (annexed as exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference)

10.11
Form of Regulation S Subscription Agreement, dated September 29, 2006 (annexed as Exhibit 10.8 to the Form 8-K filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference)

10.12
Letter of Agreement, dated November 8, 2006, between the Company and Angstore Technologies Ltd. (annexed as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and incorporated herein by reference)

Number	Description
10.13
Form of Regulation S Subscription Agreement, dated December 28, 2006 (annexed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference)

10.14
Letter of Agreement, dated November 28, 2006, between the Company and Radel LLC (annexed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on January 8, 2007 and incorporated herein by reference)

Share Purchase Agreement, dated January 12, 2007, between the Company, Energtek Products Ltd., and MoreGasTech SRL (annexed as Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on January 19, 2007 and incorporated herein by reference)

10.15	Form of Class 2007-A Warrant Agreement (annexed as Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on January 19, 2007 and incorporated herein by reference)
10.16	Form of Class 2007-B Warrant Agreement (annexed as Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on January 19, 2007 and incorporated herein by reference)
10.17	Form of Class 2007-C Warrant Agreement (annexed as Exhibit 10.8 to the Form 8-K filed with the Securities and Exchange Commission on January 19, 2007 and incorporated herein by reference)
10.18	Form of Regulation S Subscription Agreement (annexed as Exhibit 10.11 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)
10.19	Form of Regulation D Subscription Agreement (annexed as Exhibit 10.12 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)
10.20	Form of Regulation S Subscription Agreement (annexed as Exhibit 10.13 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)
10.21	Form of Regulation S Subscription Agreement (annexed as Exhibit 10.14 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)
10.22	Form of Class 2007-D Warrant Agreement (annexed as Exhibit 10.15 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)
10.23	Form of Class 2007-E Warrant Agreement (annexed as Exhibit 10.16 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)
10.24	Membership Purchase Agreement, dated March 26, 2007, between the Company, Energtek Products Ltd., and HEEF Holdings Ltd. (filed herewith)
10.25	Collaboration Agreement, dated March 30, 2007, between Moregastech, LLC, Moregastech (India) Private Limited, and Mahinder Singh Khatkar (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

Item 14. Principal Accountant Fees and Services

Madsen & Associates, CPA’s has been serving as the Company’s auditors since November 16, 2005. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending December 31, 2006	Fiscal year ending December 31, 2005
Audit Fees	$14,410	$3,700
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2006, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGTEK INC.

Dated: April 1, 2007	By:	/s/ Doron Uziel
Doron Uziel
Title: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Doron Uziel Doron Uziel	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director (Principal Executive, Financial, and Accounting Officer)	April 1, 2007

/s/ Yishai Aizik Yishai Aizik	Director	April 1, 2007