Form 10QSB
period 2007-03-31
Energtek
filed 2007-05-16
CIK 1260037

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-51249

ENERGTEK INC.

(Exact name of registrant as specified in its charter)

Nevada	42-1708652
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

c/o David Lubin & Associates, PLLC
26 East Hawthorne Avenue
Valley Stream, NY 11580

(Address of Principal Executive Offices, Zip Code)

(516) 887-8200

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of May 14, 2007 was 53,035,211 shares of common stock.

Transitional Small Business Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED CONDENSED BALANCE SHEET
	Note	As of 31/03/2007 (Unaudited) $	As of 31/12/2006 (Audited) $
ASSETS
Current Assets
Cash and Cash Equivalents		1,068,643	287,301

ACCOUNTS RECEIVABLE:
Loan Granted		7,220	-
Vat Refund Receivable		45,911	37,879
Advances paid to suppliers		766	15,385
		53,897	53,264

Total current assets		1,122,540	340,565

DEPOSITS		4,755	-

FIXED ASSETS, NET:
Cost		18,563	2,955
Less - accumulated depreciation		(993)	(73)
		17,570	2,882

INVESTMENTS:
Investments in Shares	2	30,000	-
		-	-
		30,000	-

TOTAL ASSETS		1,174,865	343,447

The accompanying notes are an integral part of the consolidated financial statements

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED CONDENSED BALANCE SHEET

	Note	As of 31/03/2007 (Unaudited) $	As of 31/12/2006 (Audited) $

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT LIABILITIES
Related Party		-	8,000
Account payable and Accrued Liabilities
Employees and Employee institutions		35,956	9,942
Service providers		21,460	13,140
Accounts payable		95,625	9,349
		153,041	32,431

TOTAL CURRENT LIABILITIES		153,041	40,431

STOCKHOLDERS EQUITY
Preferred Stock: $0.001 par value; 5,000,000 authorized,
none issued and outstanding

Common Stock: $0.001 par value; 750,000,000 authorized, 52,552,211 issued and outstanding	3	52,552	48,993
Additional Paid-in Capital		2,497,478	1,197,007
Accumulated Deficit		(1,528,206)	(942,984)

TOTAL STOCKHOLDERS EQUITY		1,021,824	303,016

Total Liabilities and Stockholders' Equity		1,174,865	343,447

The accompanying notes are an integral part of the consolidated financial statements

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For Three Months Ended		Cumulative from
	March-31	March-31	Inception (November 18,
	2007 (Unaudited) $	2006 (Unaudited) $	1998) to March 31, 2007 (Audited) $
Revenues	-	-	-
Operating Expenses:
Consulting	201,799	-	455,500
Consulting-Related parties	-	-	152,450
Market Research	-	-	32,795
Market Research-Related parties	-	-	137,050
General and administrative expenses	388,104	30	608,233
Total Operating Expenses	589,903	30	1,386,028
Net loss from operations	(589,903)	(30)	(1,386,028)

Interest Income, net	4,681	-	7,822
Option investment impairment	-	-	(50,000)
Patent impairment	-	-	(100,000)

Total other income(expenses)	4,681	-	(142,178)
Net Loss	(585,222)	(30)	(1,528,206)
Weighted Average Number of Shares Outstanding (Basic and Diluted)	50,208,512	28,012,500
Net Loss Per Common Share (Basic and Diluted)	(0.01)	(0.00)

The accompanying notes are an integral part of the consolidated financial statements

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For Three Months Ended		Cumulative from
	March-31	March-31	Inception (November 18,
	2007 (Unaudited) $	2006 (Unaudited) $	1998) to March 31, 2007 (Audited) $
Cash Flows from Operating Activities:
Net Loss	(585,222)	(30)	(1,528,206)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
Depreciation and amortization	39,358	-	39,431
Impairment of Patent	-	-	100,000
Impairment of Option Investment	-	-	50,000
Non-employees' share compensation	181,268	-	325,268
Decrease (Increase) in assets	370	-	(52,894)
Increase in accounts payable and accrued liabilities	68,191	-	108,622
Net cash used in Operating Activities	(296,035)	(30)	(957,779)

Cash Flows to Investing Activities:
Payment for purchase of Primecyl LLC, net of cash acquired	(10,327)	-	(10,327)
Investment in shares	(30,000)	-	(30,000)
Investment in Option	-	-	(50,000)
Deposit	(4,755)	-	(4,755)
Purchase of fixed assets	(303)	-	(3,258)
Net cash used in Investing Activities	(45,385)	-	(98,340)

Cash Flows from Financing Activities:
Issuance of common stock	1,122,762	-	2,124,762
Loan proceeds	-	-	13,000
Repayment of loan	-	-	(13,000)
Net cash provided by Financing Activities	1,122,762	0	2,124,762
Net Increase (Decrease) in Cash	781,342	(30)	1,068,643
Cash at Beginning of Period	287,301	1,181	0
Cash at End of Period	1,068,643	1,151	1,068,643

The accompanying notes are an integral part of the consolidated financial statements

ENERGTEK INC. ("the Company")
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Energtek Inc. for the three months ended March 31, 2007 have been prepared in accordance with the requirements for unaudited interim periods, and consequently might not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report for fiscal year 2006 filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2006 as reported in the Form 10-KSB have been omitted.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Basic and Dilutive Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 “Earnings Per Share". all outstanding stock options, warrants and preferred stock have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Cash and Cash Equivalents
The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fair Value of Financial Instruments
The carrying value of current assets and liabilities approximated their fair values as of March 31, 2007.

Financial and Concentration Risk
The Company does not have any concentration or related financial credit risk.

Fixed Assets:
Fixed assets are stated at cost.
Cost is depreciated by the straight-line method on the basis of the estimated useful life of the assets. Estimated useful lives are as follows:

Useful Life
Computers and peripheral equipment	3 years
Furniture and office equipment	3 - 7 years
Motor vehicles	7 years

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -Summary of Significant Accounting Policies (Cont.)

Presentation

According to EITF 06-3, " How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)", all expense items presented Net in the income statement.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Energtek Inc. and its wholly owned subsidiaries Energtek Products Ltd., Gatal (Natural Gas for Israel) Ltd., MoreGasTech LLC, Primecyl LLC and Ukcyl Ltd. All significant inter-company transactions have been eliminated. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

Recent Accounting Pronouncements
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
FIN 48. In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation did no have an material impact on our consolidated financial position, results of operations or cash flows.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - -Summary of Significant Accounting Policies (Cont.)

Start -up Costs
Cost incurred in connection with commencing operations, including general and administrative expenses, are charged to operations in the period incurred.

Stock Issued for Services
The value of stock issued for services is based on management’s estimate of the fair value of the Company’s stock at the date of issue or the fair value of the services received, whichever is more reliably measurable. The fair value of each of the stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of share prices for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant. The fair value of options granted during the quarter ended March 31, 2007 was estimated using the following assumptions: (a) average expected term of the option of 5.74 years (b) average risk free interest rate of 4.69% (c) dividend yield of 0% and (d) volatility of 107%.

Use of Estimates
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

Note 2 - Investment in Equity Securities

On January 2, 2007 the company realized partially the option acquired from Angstore Technologies Ltd for purchasing up to 7,364 shares of its common stock (45% of the issued and outstanding shares of its common stock). As a result Angstore Technologies ltd issued to the company 818 shares, which represents approximately 8.33% of the issued and outstanding shares. For the said shares the company paid the amount of 30,000$.
See also NOTE 7.

On January 12, 2007, the Company's wholly owned subsidiary, Energtek Products Ltd, acquired 100% of the issued and outstanding shares of capital stock of Gatal (Natural Gas for Israel) Ltd. formed under the laws of Israel on October 5, 2006. Gatal is a development stage company having minimal assets and no business operations or revenues. See also Note 6.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment in Equity Securities (cont.)

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

On March 30, 2007, our wholly owned subsidiary Moregastech LLC entered into a Collaboration Agreement with Moregastech (India) Private Limited and Mahinder Singh Khatkar.  Pursuant to such agreement, we agreed to acquire 50% of the ownership of Moregastech India Private Limited.  In consideration therefore, we agreed to pay such Company a purchase price of 4,100,000 Indian Rupees (approximately $93,300), payable by the issuance of equity capital or unsecured loans in the amount of such purchase price.  Moregastech India Private Limited is a development stage company and has no current business operations or revenues. As of May 14, 2007, the formal confirmation from the relevant Indian authorizing entities, required in order to perform the transfer of funds to which we have committed in the Collaboration Agreement, was still to be received.

Note 3 - Stockholder's Equity

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

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stockholders Equity (Cont.)

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

On February 23, 2007, we raised $250,000 by selling to a purchaser 500,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $250,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outsideof the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission is due in the amount of $12,500 and additional 25,000 shares of our common stock were issued as commission.

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

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stockholders Equity (Cont.)

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

On March 28 and March 29, 2007, we raised $70,000 by selling to purchasers 140,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $70,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchasers represented to us that such purchasers were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stockholders Equity (Cont.)

subscription agreement for such units, such purchasers were outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions are due in the amount of $3,500 and additional 7,000 shares of our common stock were issued as commission.

Note 4 - Compensation to Directors

1) On January 17, 2007, the Board of Directors of Energtek Inc. approved issuing to its directors stock purchase warrants designated as "Class 2007-B Warrants," as compensation for services previously rendered, as follows: (i) Joseph Shefet was issued 55,000 stock purchase warrants in consideration for serving as a director of Energtek USA from June, 2006 until October 2006, and as a member of the its Advisory Board during November and December, 2006. (ii) Doron Uziel was issued 80,000 Class 2007-B Warrants in consideration for serving as a director from May 2006 until December 2006, and additional 32,000 Class 2007-B Warrants in consideration for serving as Chief Executive Officer of Energtek USA from May 2006 until December 2006. (iii) Yishai Aizik was issued 30,000 Class 2007-B Warrants in consideration for serving as director from October 2006 until December 2006. Each Class 2007-B Warrant grants to the holder thereof the right to purchase one share of common stock of Energtek USA, exercisable from January 1, 2008 until December 31, 2011, at the exercise price of $0.05 per share.

On January 17, 2007, the Board of Directors of Energtek USA set the terms of compensation for the directors of Energtek USA for the period commencing as of January 1, 2007. Commencing as of such date, each director of Energtek USA shall be entitled to the following compensation: (i) $4,200 per year, paid on a monthly basis; (ii) $1,000 per participation at each meeting of the Board of Directors; and (iii) 150,000 stock purchase warrants designated as "Class 2007-C Warrants," which will vest pro-ratably in 24 equal and consecutive monthly amounts of 6,250 Class 2007-C warrants, commencing on the last day of January, 2007 and continuing on the same day of each subsequent month until December 31, 2008. Each Class 2007-C Warrant shall grant to the holder thereof the right to purchase one share of common stock of Energtek USA at an exercise price equal to $0.36 per share, exercisable from the date such warrant vests until December 31st of the fifth calendar year following the year in which the warrant vested.

2) During the three months ended March 31, 2007, the Company recorded stock-based compensation of $9,000 related to the compensation to directors.

3) The fair value of each of the aforementioned stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of the share price for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant.

4) The fair value of options granted during the quarter ended March 31, 2007 was estimated using the following assumptions: (a) average expected term of the option of 5.74 years (b) average risk free interest rate of 4.69% (c) dividend yield of 0% and (d) volatility of 107%.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Compensation to Directors (Cont.)

5) The following table summarizes the activity of all of the above stock options for the three months ended March 31, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price	Term	Value
	Options	(U.S. Dollars)	(in years)	(U.S. Dollars )
Outstanding at January 1, 2007	-	-	-	-

Granted - below market price	497,000	$0.24	5.74	42,000

Outstanding at March 31, 2007	497,000	$0.24	5.74	42,000

Exercisable at March 31, 2007	234,500	$0.10	5.16	1,750

6) As Of March 31, 2007 the total unrecognized compensation cost related to unvested options was $ 8,237 which will be recognized over 0.75 years period.

7) When the stock compensations are subject to graded vesting, the company recognizes the compensation cost at a strait line basis.

Note 5 - Going Concern

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

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Significant Transactions

On January 12, 2007, the Company and its wholly owned subsidiary, Energtek Products Ltd, entered into a Share Purchase Agreement (the "Share Purchase Agreement") with MoreGasTech SRL, a Nevis company ("MoreGasTech"). MoreGasTech was the holder of 100% of the issued and outstanding shares of capital stock of Gatal (Natural Gas for Israel) Ltd. (hereinafter "Gatal") formed under the laws of Israel on October 5, 2006. Gatal is a development stage company having minimal assets and no business operations or revenues.
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

The fair value of each of the aforementioned stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of the share price for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant. The fair value of options granted during the quarter ended March 31, 2007 was estimated using the following assumptions: (a) average expected term of the option of 5.74 years (b) average risk free interest rate of 4.69% (c) dividend yield of 0% and (d) volatility of 107%.
The Company recorded stock-based compensation of $138,730 related to the acquisition of Gatal.

On February 22, 2007 the Company incorporated a fully owned subsidiary, Moregastech LLC in the State of Nevada.

On March 27, 2007, the Company purchased from HEEF Holdings Ltd, a Nevis company, all the membership interests of Primecyl LLC., a limited liability company organized in the State of New York (“Primecyl”).  Primecyl owns 99.5% of the ownership interests of UkCyl Ltd, a company registered in Ukraine.  The purchase was made pursuant to a Membership Purchase Agreement with HEEF Holdings Ltd., dated as of such date.  In consideration therefore, we agreed to pay to HEEF Holdings Ltd $40,000.  As a result of such transaction, Primecyl and UkCyl Ltd. have become our subsidiaries. Primecyl and UkCyl are development stage companies and have no current business operations or revenues.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Subsequent Events

On April 16, 2007 Energtek Inc. has determined to lend to its wholly-owned subsidiary, Primecyl LLC, approximately $310,000 during April-May 2007.  Such funds will be used by Primecyl LLC for the purpose of paying the purchase price of the machinery purchased by Ukcyl Ltd. pursuant to the purchase agreement described hereinafter, for the purchase of additional assets, and for the payment of operating expenses and other expenses incurred in the development of the business of Primecyl LLC and Ukcyl Ltd. In addition, Energtek Inc. has determined to allocate an additional $183,000 to be lent to Primecyl LLC during July - December 2007 for the payment of the amounts due under the purchase agreement.

On April 17, 2007, Ukcyl Ltd. entered into a Purchase Agreement with Pavlograd Plant for Technological Equipment (Pavlogradkii Zavod Tekhnologicheskogo Oborudovaniya), a Ukrainian limited liability company (“Pavlograd”). Pursuant to such agreement, Pavlograd agreed to sell to Ukcyl Ltd. certain machinery. The aggregate purchase price to be paid by Ukcyl Ltd. to Pavlograd for such machinery is approximately $343,000. Pursuant to such agreement, Ukcyl Ltd. has also an option to order additional machinery at a purchase price equal to $220,000.

On April 26 and March 27, 2007, we raised $230,000 by selling to purchasers 460,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $230,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchasers represented to us that they were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchasers were outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions are due in the amount of $11,500 and additional 23,000 shares of our common stock were issued as commission.

On April 29, 2007 the company exercised part of the option it has to acquire shares of Angstore Technologies Ltd. The Company paid to Angstore the amount of $50,000 in exchange for the issuance to the company of 1,363 common shares, which represent approximately 12.19% of the issued and outstanding shares of Angstore. With this new issuance the amount of common shares of Angstore held by the company is 2,181, representing approximately 19.5% of the shares of the said company.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Company,” “Energtek,” “we,” “our” or “us” refer to Energtek Inc. or to Energtek Inc. together with its subsidiaries, unless the context otherwise indicates.

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

Overview

We were incorporated under the laws of the state of Florida on November 18, 1996 under the name “Elderwatch, Inc.” On September 20, 2006, we changed our Company’s state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into our wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which we had formed for such purpose. Simultaneously with such merger, we changed our Company name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect our proposed business operations. We also increased the number of our shares of authorized common stock from 50,000,000 shares to 250,000,000 shares, and we decreased the number of our shares of authorized preferred stock from 10,000,000 shares to 5,000,000 shares. On October 30, 2006, we implemented a one for three forward stock split of our common stock and further increased the authorized shares of our common stock to 750,000,000 shares, par value $0.001.

From our incorporation until May 24, 2006, we sought to establish a monitoring and visitation service for elderly citizens in Florida, Arizona and California. During such time period, we concentrated our efforts on market research and business strategy development. We never commenced our proposed business operations or generated revenues in connection with such proposed operations.

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

Since May 24, 2006, we have been focused on the field of clean energy technologies, with special emphasis being put on the field of Natural Gas Vehicles (NGV). We have no business operations or revenues. We are currently looking at various alternatives in this field. We have four wholly owned subsidiaries, Moregastech LLC, a Nevada limited liability company; Primecyl LLC, a Nevada limited liability company; Energtek Products Ltd., an Israeli company; and GATAL (Natural Gas for Israel) Ltd., an Israeli company. We have one almost fully owned (99.5%) subsidiary, Ukcyl Ltd., a Ukraine company. We have signed an agreement for a participation of 50% in Moregastech India Private Limited, an India company. We have also acquired an option to purchase up to 45% of the ownership interests of Angstore Technologies Ltd., an Israeli company engaged in the development of Adsorbed Natural Gas systems and other clean energy technologies relating to natural gas vehicles. To date, we have purchased approximately 19.5% of such ownership interests pursuant to such option. We have also acquired a patent application filed in Israel relating to natural-gas storage-tanks. We have also entered into agreements with consultants for the provision of consulting services related to the identification and assessment of clean energy technologies and opportunities and for development.

From January 1, 2007 until March 31, 2007 we raised $1,122,762, as further described under Part II, Item 2, entitled “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Form 10-QSB. From April 1, 2007 until May 14, 2007, we raised $230,000 as further described in Part II, Item 2 hereof.

On January 12, 2007, we acquired Gatal (Natural Gas for Israel) Ltd. (hereinafter "GATAL"). On such date, we purchased 100% of the outstanding shares of common stock of GATAL , from MoreGasTech SRL ("the Seller"), a Nevis company. Such purchase was made pursuant to a Share Purchase Agreement dated as of such date. In consideration therefore, we agreed to issue to the Seller 3,500,000 Class 2007-A stock purchase warrants (the "Class 2007-A Warrants"). Each Class 2007-A Warrant grants to the holder thereof the right to purchase one share of our common stock, exercisable from July 1, 2008 until December 31, 2011 at a per share exercise price equal to $0.05. The foregoing transaction was conducted in reliance upon an exemption from registration provided under Regulation S promulgated under the Securities Act of 1933. The Seller represented to us that it is not a United States person (as defined in Regulation S) or an affiliate (as defined in Rule 501(b) under the Securities Act of 1933, as amended) of the Company, and that it is not acquiring the shares for the account or benefit of a United States person. The Seller further represented that at the time of the origination of contact concerning the Share Purchase Agreement and the date of the execution and delivery of the Share Purchase Agreement, the Seller was outside of the United States.

As a result of the foregoing transaction, GATAL is a wholly owned subsidiary of Energtek Products Ltd., which in turn is our wholly owned subsidiary. GATAL was organized under the laws of Israel on October 5, 2006 for the purpose of engaging in the transportation and distribution of natural gas, but it is a development stage company with minimal assets and no revenues.

On February 22, 2007, we formed a wholly owned subsidiary under the laws of the State of Nevada under the name Moregastech LLC. As is the case with our other subsidiaries, we intend to use such subsidiary for the purpose of acquiring technologies and business opportunities, as well as for development of activities, in fields of clean energy technologies.

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

On March 30, 2007, our wholly owned subsidiary MoreGasTech LLC entered into a Collaboration Agreement with MoreGasTech (India) Private Limited and Mahinder Singh Khatkar. Pursuant to such agreement, we agreed to acquire 50% of the ownership of MoreGasTech India Private Limited. In consideration therefore, we agreed to pay such Company a purchase price of 4,100,000 Indian Rupees (approximately $93,300), payable by the issuance of equity capital or unsecured loans in the amount of such purchase price. MoreGasTech India Private Limited is a development stage company and has no current business operations or revenues. It intends to provide Compressed Natural Gas kits to the Indian Market, to be a supplier of the aftermarket conversion to Compressed Natural Gas and to Adsorbed Natural Gas. As of May 14, 2007, the formal confirmation from the relevant Indian authorizing entities, required in order to perform the transfer of funds to which we have committed in the Collaboration Agreement, was still to be received.

In the context of investigating and analyzing technologies and other business opportunities, we entered into various consulting agreements. Among others, we have signed with P.G. Engineering S.A. an agreement and several Task Orders related to the development of gas adsorbent materials. On January 22, 2007 a Task Order was signed for the amount of $8,500 and on April 5, 2007 a Task Order was signed for the amount of $10,000.

Plan of Operation

Over the next twelve months, we intend to continue engaging in the field of clean energy technologies, with special focus on developing and building our activities in the natural gas field, and more specifically in the Natural Gas Vehicles field. We also intend to continue analyzing a series of issues, markets, projects and investments proposed to us in areas related to clean energy technologies. We anticipate entering into additional agreements with experts and consultants in the relevant areas, in order to perform evaluations of the proposals. Such evaluation process may include in some cases the performance of evaluation experiments, which may require entering into subcontracting agreements with laboratories and companies capable of performing the same. We expect that once a proposal/project is identified as being of interest to us, we will enter into development activities and/or will purchase a stake in such activities and/or will invest in such activities.

Results of Operations for the Three Months Ended March 31, 2007

The consolidated financial statements include the accounts of Energtek, Inc. and all of its wholly owned and majority-owned subsidiaries. The analysis below does not relate to comparative figures of 2006, due to the shift of activities into the filed of clean energies, and the lack of materiality of the period January-March 2006

Revenue. The Company generated no revenue for the three months ended March 31, 2007.

Consulting Expenses. The Company incurred research and development expenses of $201,799 for the three months ended March 31, 2007. Consulting expenses consist primarily of expenses incurred for the analysis of clean energy technologies, analysis of clean energy processes and opportunities and in depth analysis of natural gas storage systems.

General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $388,104 for the three months ended March 31, 2007

Interest Income, net. The Company recorded net interest income of $4,681 for the three months ended March 31, 2007.

Liquidity and Capital Resources

We have never had any revenues. Our cash balance at March 31, 2007 was $1,068,643. As of May 14, 2007 our un-audited cash balance is approximately $940,000. In order to implement our business plans, we may need to raise additional funds over the next twelve months. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to remain a viable company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive, financial, and accounting officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Unregistered Sales of Equity Securities

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

On March 28 and March 29, 2007, we raised $70,000 by selling to purchasers 140,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $70,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchasers represented to us that such purchasers were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchasers were outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions are due in the amount of $3,500 and additional 7,000 shares of our common stock were issued as commission.

On April 26 and April 27, 2007, we raised $230,000 by selling to purchasers 460,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $230,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchasers represented to us that they were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchasers were outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions are due in the amount of $11,500 and additional 23,000 shares of our common stock were issued as commission.

Purchases of equity securities by the issuer and affiliated purchasers
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None

Item 5.  Other Information.

Change in Principal Independent Accountants

The Company changed its principal independent accountants on May 10, 2007, as discussed below. On such date, Madsen & Associates, CPA’s ceased serving as the Company’s principal independent accountants, and the Company retained Ziv Haft - BDO Member Firm.

On May 1, 2007, the Company received notice from Madsen & Associates, CPA’s informing us that they would be resigning from their position as the Company’s principal independent accountants. Such notice informed the Company that such resignation was necessary because geographical and logistical limitations deriving from the fact that significant operations and assets of the Company are carried in several countries will make it impractical for them to continue serving as the principal auditor for the Company. Madsen & Associates, CPA’s was the independent registered public accounting firm for the Company’s previous two fiscal years and for the period since then and until May 1, 2007. None of Madsen & Associates, CPA’s reports on the Company’s financial statements during either of the Company’s previous two fiscal years and for the period since then and until May 1, 2007, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to audit scope or accounting principles, except that such reports included a note relating to the Company’s ability to continue as a going concern, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Madsen & Associates, CPA’s, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the period in which the Madsen & Associates, CPA’s served as the Company’s principal independent accountants.

The Company has provided Madsen & Associates, CPA’s with a copy of this disclosure and has requested that Madsen & Associates, CPA’s furnish it with a letter addressed to the U.S. Securities and Exchange Commission (“SEC”) stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. The Company has requested Madsen & Associates, CPA’s to provide the letter so that it can be filed with the SEC within ten business days after the filing of the report or registration statement, and such letter shall be filed by the Company within two business days after receipt.

On May 10, 2007, the Company retained Ziv Haft - BDO Member Firm as its principal independent accountants. Such decision was recommended and approved by the Company’s board of directors. During the Company’s two most recent fiscal years and through May 10, 2007:

(1) The Company did not consult Ziv Haft - BDO Member Firm regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, except that Ziv Haft - BDO Member Firm served as the accountants of the Company’s subsidiaries;

(2) Neither a written report nor oral advice was provided to the Company by Ziv Haft - BDO Member Firm that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Company did not consult Ziv Haft - BDO Member Firm regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

Purchase Agreement

As previously disclosed on our Form 8-K dated April 17, 2007 and filed with the Securities and Exchange Commission on April 23, 2007, our subsidiary, Ukcyl Ltd. entered into a Purchase Agreement, dated April 17, 2007, with Pavlograd Plant for Technological Equipment, a Ukrainian limited liability company, pursuant to which Ukcyl Ltd. agreed to purchase certain machinery. The material terms of such agreement are described in such Form 8-K. Attached hereto as Exhibit 10.1 is a copy of the agreement.

Angstore Technologies Ltd.

On April 29, 2007, we once more partially exercised the option we have for investing in Angstore Technologies Ltd. through purchasing its shares, pursuant to an in accordance our Letter of Agreement, dated November 8, 2006. On such date, we purchased 1,363 shares of common stock of Angstore Technologies Ltd., which shares represent approximately 11.18% of the outstanding shares of common stock of the said company. We are now the owners of 2,181 shares of common stock of Angstore Technologies Ltd., which shares represent approximately 19.5% of the outstanding shares of common stock of the said company.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Purchase Agreement, dated April 17, 2007, between Ukcyl Ltd. and Pavlograd Plant for Technological Equipment (English Translation) (filed herewith)

10.2
Letter of Agreement, dated November 8, 2006, between the Company and Angstore Technologies Ltd. (annexed as Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and incorporated herein by reference)

10.3	Form of Regulation S Subscription Agreement (annexed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)

10.4	Form of Class 2007-D Warrant Agreement (annexed as Exhibit 10.15 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)

10.5	Form of Class 2007-E Warrant Agreement (annexed as Exhibit 10.16 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007

ENERGTEK INC.

By:	/s/ Doron Uziel
Name: Doron Uziel Title: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director (Principal Executive, Financial, and Accounting Officer)