Form 10QSB
period 2007-06-30
Energtek
filed 2007-08-10
CIK 1260037

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-51249

ENERGTEK INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1708652
State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

The number of shares outstanding of the issuer’s common stock as of August 7, 2007 was 57,592,211 shares of common stock.

Transitional Small Business Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED CONDENSED BALANCE SHEET

	Note	As of 30/06/2007 (Unaudited) $	As of 31/12/2006 (Audited) $
ASSETS
Current Assets
Cash and Cash Equivalents		2,165,699	287,301

ACCOUNTS RECEIVABLE:
Vat Refund Receivable		84,328	37,879
Advances paid to suppliers		8,000	15,385
		92,328	53,264

Total current assets		2,258,027	340,565

DEPOSITS		15,686	-

FIXED ASSETS, NET:		216,488	2,882

INVESTMENTS:
Investments in Shares	2	24,500	-
Patent rights		44,067	-
		68,567	-

TOTAL ASSETS		2,558,768	343,447

The accompanying notes are an integral part of the consolidated financial statements

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED CONDENSED BALANCE SHEET

	Note	As of 30/06/2007 (Unaudited) $	As of 31/12/2006 (Audited) $
LIABILITIES AND SHAREHOLDER EQUITY

CURRENT LIABILITIES
Related Party		-	8,000
Minority holder in Subsidiary		668,452	-
Account payable and Accrued Liabilities
Employees and Employee institutions		63,777	9,942
Service providers		59,847	13,140
Accounts payable		351,467	9,349
		475,091	32,431
TOTAL CURRENT LIABILITIES		1,143,543	40,431

LONG-TERM LIABILITIES

Severance pay liability		11,295	-
STOCKHOLDERS' EQUITY	3
Preferred Stock: $0.001 par value; 5,000,000 authorized, none issued and outstanding		0	0

Common Stock: $0.001 par value; 750,000,000 authorized,56,290,211 issued and outstanding on June 30, 2007, 48,992,500 shares issued and outstanding on December 31, 2006		56,290	48,993
Additional Paid-in Capital		4,113,840	1,197,007
Accumulated Deficit		(2,766,200)	(942,984)
TOTAL STOCKHOLDERS' EQUITY		1,403,930	303,016
Total Liabilities and Stockholders' Equity		2,558,768	343,447

The accompanying notes are an integral part of the consolidated financial statements

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		Cumulative from
	June-30, 2007	June-30, 2006	June-30, 2007	June-30, 2006	Inception (November 18, 1998)
	Unaudited	Unaudited	Unaudited	Unaudited	to June 30, 2007 Unaudited
Revenues					-

Operating Expenses:
Consulting	108,598		310,397	-	564,098
Consulting-Related Parties	-		-	-	152,450
Research and Development expenses	800,153		800,153		800,153
Market Research	-		-	-	32,795
Market Research-Related parties	-		-	-	137,050
General and administrative expenses	307,952	3,151	696,056	3,181	916,185

Total Operating Expenses	1,216,703	3,151	1,806,606	3,181	2,602,731
Net loss from operations	(1,216,703)	(3,151)	(1,806,606)	(3,181)	(2,602,731)

Other Income
Interest Losses, net	(21,291)	-	(16,610)	-	(13,469)
Investments impairment	-	-	-	-	(50,000)
Patent impairment	-	-	-	-	(100,000)
Total other income (expenses)	(21,291)	-	(16,610)	-	(163,469)

Net Loss	(1,237,994)	(3,151)	(1,823,216)	(3,181)	(2,766,200)

Weighted Average Shares Common Stock Outstanding	53,832,288	23,512,500	52,134,830	23,512,500

Net Loss Per Common Share	(0.02)	(0.00)	(0.03)	(0.00)

The accompanying notes are an integral part of the consolidated financial statements

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended		Cumulative from
	June-30, 2007	June-30, 2006	June-30, 2007	June-30, 2006	Inception (November 18, 1998)
	Unaudited	Unaudited	Unaudited	Unaudited	to June 30, 2007 Unaudited

Cash Flows from Operating Activities:

Net Loss	(1,237,994)	(3,151)	(1,823,216)	(3,181)	(2,766,200)

Adjustments to reconcile net loss to net cash
Provided be operating activities:
Depreciation and Amortization	795,931	-	834,962	-	835,035
Impairment of Patent	-	-	-	-	100,000
Impairment of Option Investment	-	-			50,000
Non-employees' share compensation	90,100	-	271,368	-	415,368
Decrease (Increase) in accounts receivable	(25,954)	-	(25,584)	-	(78,848)
Accounts payable and accrued liabilities	234,649	2,000	302,840	2,000	343,271
Net cash used in Operating Activities	(143,268)	(1,151)	(439,630)	(1,181)	(1,101,374)

Cash Flows to Investing Activities:
Payment for purchase of PrimeCyl LLC,net of cash acquired	-		(10,000)	-	(10,000)
Payment for purchase of Angstore Technologies Ltd, net of cash acquired	(120,688)		(150,688)	-	(150,688)
Investment in shares	(24,500)	-	(24,500)	-	(24,500)
Investment in Option	-	-	-	-	(50,000)
Deposit	(7,240)	-	(11,995)	-	(11,995)
Purchase of fixed assets	(137,248)	-	(137,551)	-	(140,506)
Net cash used in Investing Activities	(289,676)	-	(334,734)	-	(387,689)

Cash Flows from Financing Activities:
Issuance of common stock	1,780,000	-	2,902,762	-	3,904,762
Redemption of warrants	(250,000)	-	(250,000)		(250,000)

Net cash from Financing Activities	1,530,000	-	2,652,762	-	3,654,762

Net Increase (Decrease) in Cash	1,097,056	-1,151	1,878,398	-1,181	2,165,699

Cash at Beginning of Period	1,068,643	1,151	287,301	1,181	0

Cash at End of Period	2,165,699	0	2,165,699	0	2,165,699

The accompanying notes are an integral part of the consolidated financial statements

ENERGTEK INC. ("the Company")
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Energtek Inc. for the three months and six months ended June 30, 2007 have been prepared in accordance with the requirements for unaudited interim periods, and consequently might not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report for fiscal year 2006 filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2006 as reported in the Form 10-KSB have been omitted.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Basic and Dilutive Net Income (Loss) Per Share
Basic net income (loss) per share amounts is computed based on the weighted average number of shares actively outstanding in accordance with SFAS NO. 128 “Earnings Per Share". All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Cash and Cash Equivalents
The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fair Value of Financial Instruments
The carrying value of current assets and liabilities approximated their fair values as of June 30, 2007.

Financial and Concentration Risk
The Company does not have any concentration or related financial credit risk.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -Summary of Significant Accounting Policies (Cont.)

Fixed Assets:
Fixed assets are stated at cost.
Cost is depreciated by the straight-line method on the basis of the estimated useful life of the assets. Estimated useful lives are as follows:

Useful Life - Years
Leasehold improvements	10
Computers and peripheral equipment	3 - 10
Instruments and laboratory equipment	5
Furniture and office equipment	3 - 15
Motor vehicles	7
Patent	10

Presentation

According to EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)", all expense items presented Net in the income statement.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Energtek Inc., its wholly owned subsidiaries Energtek Products Ltd., Gatal (Natural Gas for Israel) Ltd., MoreGasTech LLC, Primecyl LLC , Ukcyl Ltd. and the newly acquired Angstore Technologies Ltd., of which the Company owned approximately 55.8%. All significant inter-company transactions have been eliminated. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

Stock Issued for Services
The value of stock issued for services is based on management’s estimate of the fair value of the Company’s stock at the date of issue or the fair value of the services received, whichever is more reliably measurable. The fair value of each stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of share prices for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant. The fair value of options granted during the quarter ended June 30, 2007 was estimated using the following assumptions: (a) average expected term of the option of 5.74 years (b) average risk free interest rate of 4.69% (c) dividend yield of 0% and (d) volatility of 107%.

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

Note 2 - Investment in Equity Securities

On June 24, 2007, the Board of Directors of the Company decided to exercise its option to purchase shares of common stock of Angstore Technologies Ltd., (“Angstore”)an Israeli company engaged in the development of Adsorbed Natural Gas systems and other clean energy technologies relating to natural gas vehicles, pursuant to, and in accordance with, the Letter of Agreement, dated November 8, 2006, between the Company and Angstore (the “Agreement”). Pursuant to the Agreement, the Company was entitled to purchase up to 7,364 shares representing a maximum of 45% of Angstore’s issued and outstanding common stock. On June 25, 2007, the Company purchased an additional 3,820 shares of Angstore common stock for an aggregate purchase price of $140,075. Between November 8, 2006 and June 24, 2007, the Company had purchased an aggregate of 3,544 shares of the common stock of Angstore through the exercise of its option to purchase such shares in accordance with the Agreement.

On June 29, 2007, the Company entered into an Investment Agreement with Angstore. Pursuant to, and in accordance with, the Investment Agreement, the Company agreed to purchase an aggregate of 16,364 shares of Angstore’s common stock at a price per share of $27.50 for an aggregate amount of $450,010 (the “Purchased Shares”).

In accordance with the Investment Agreement, 4,000 of the Purchased Shares, having an aggregate value of $110,000, were purchased and issued contemporaneously with the execution of the Investment Agreement. Thereafter, an additional 8,000 of the Purchased Shares, having an aggregate value of $220,000, shall be purchased and issued on or before July 31, 2007, with the balance of the 4,364 of the Purchased Shares, having an aggregate value of $120,010, purchased and issued on or before August 31, 2007. As of June 30, 2007, the company owned 11,364 out of the 20,364 issued and outstanding shares of Angstore, which represent approximately 55.8% of the total issued and outstanding shares. As of the date of this report, the company owns 19,364 out of the 28,364 issued and outstanding shares of Angstore, which represent approximately 68.3% of the total issued and outstanding shares. Upon completion of the acquisition of the Purchased Shares in accordance with the Agreement, the Company will own an aggregate of 23,728 shares of Angstore representing approximately 72.5% of Angstore’s issued and outstanding common stock.

Additional information is provided in Note 7 - Subsequent Events.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment in Equity Securities (cont.)

This acquisition will be accounted for as a purchase business combination. The consideration paid in the Acquisition has been accounted for under FAS141 "Business Combinations" the Company allocated an amount of 799,417 to IPRD and expended it immediately in accordance with fin 4. .The purchase price allocation is preliminary.

Note 3 - Stockholders Equity

On April 26 and April 27, 2007, we raised $230,000 by selling to purchasers 460,000 units of the Company’s securities. Commissions were due in the amount of $11,500 and additional 23,000 shares of our common stock were issued as commission.

On May 21, 2007, we raised $200,000 by selling to a purchaser 400,000 units of the Company’s securities. A commission is due in the amount of $10,000 and additional 20,000 shares of our common stock were issued as commission.

Between May 24, 2007 and May 30, 2007, we raised an aggregate of $850,000 by selling to three purchasers an aggregate of 1,700,000 units of the Company’s securities. Commissions totaling $42,500 were due and additional 85,000 shares of the Company’s common stock were issued to a non-U.S. person as commission.

On June 19, 2007, the Company raised an additional $500,000 by selling to two purchasers a total of 1,000,000 units of the Company’s securities. Commission in the amount of $25,000 was paid and additional 50,000 shares of the Company’s common stock were issued to a non-U.S. person as commission.

In all the preceding transactions each unit consisted of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008 (extended by the Company to December 31, 2008). Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009 (extended by the Company to June 30, 2010). The purchase price paid to the Company for each unit was $0.50.

On June 20, 2007, the Company decided to redeem the 2,500,000 Class A Series warrants it had issued in August 2006 by purchasing such warrants from the holders thereof at a redemption price of $0.05 per warrant for the aggregate amount of $125,000. On the same date, the Company decided to redeem the 2,500,000 Class B Series warrants which it had issued in August 2006 by purchasing such warrants from the holders thereof at a redemption price of $0.05 per warrant for the aggregate amount of $125,000. These redemptions were made in accordance with the terms of the Warrant Agreements previously entered into between the Company and the holders of such warrants upon their issuance.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Compensation to Directors

1)
On January 17, 2007, the Board of Directors of Energtek Inc. approved issuing to its directors stock purchase warrants designated as "Class 2007-B Warrants," as compensation for services previously rendered, as follows: (i) Joseph Shefet was issued 55,000 stock purchase warrants in consideration for serving as a director of the Company from June, 2006 until October 2006, and as a member of the its Advisory Board during November and December, 2006. (ii) Doron Uziel was issued 80,000 Class 2007-B Warrants in consideration for serving as a director from May 2006 until December 2006, and additional 32,000 Class 2007-B Warrants in consideration for serving as Chief Executive Officer of the Company from May 2006 until December 2006. (iii) Yishai Aizik was issued 30,000 Class 2007-B Warrants in consideration for serving as director from October 2006 until December 2006. Each Class 2007-B Warrant grants to the holder thereof the right to purchase one share of common stock of the Company, exercisable from January 1, 2008 until December 31, 2011, at the exercise price of $0.05 per share.

On January 17, 2007, the Board of Directors of the Company set the terms of compensation for the directors of the Company for the period commencing as of January 1, 2007. Commencing as of such date, each director of the Company shall be entitled to the following compensation: (i) $4,200 per year, paid on a monthly basis; (ii) $1,000 per participation at each meeting of the Board of Directors; and (iii) 150,000 stock purchase warrants designated as "Class 2007-C Warrants," which will vest pro-ratably in 24 equal and consecutive monthly amounts of 6,250 Class 2007-C warrants, commencing on the last day of January, 2007 and continuing on the same day of each subsequent month until December 31, 2008. Each Class 2007-C Warrant shall grant to the holder thereof the right to purchase one share of common stock of the Company at an exercise price equal to $0.36 per share, exercisable from the date such warrant vests until December 31st of the fifth calendar year following the year in which the warrant vested.

2)	During the three months ended June 30, 2007, the Company recorded stock-based compensation of $1,100 related to the compensation to directors.

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

4)
The fair value of options granted during the quarter ended June 30, 2007 was estimated using the following assumptions: (a) average expected term of the option of 5.59 years (b) average risk free interest rate of 4.91% (c) dividend yield of 0% and (d) volatility of 107%.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Compensation to Directors (Cont.)

5)	The following table summarizes the changes in the above stock options for the three months ended June 30, 2007:

	Number of options	Weighted Average Exercise Price
		$
Options outstanding at the beginning of the period	497,000	0.24

Changes during the period:
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding at the end of the period	497,000	0.24

Options exercisable at the end of the period	272,000	0.14

Weighted-average fair value of options granted during the period		0.04

6)	As Of June 30, 2007 the total unrecognized compensation cost related to unvested options was $ 6,887 which will be recognized over 0.5 years period.

7)	When the stock compensations are subject to graded vesting, the company recognizes the compensation cost at a straight line basis.

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

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Significant Transactions

On April 16, 2007, Energtek Inc. has determined to lend to its wholly-owned subsidiary, Primecyl LLC, approximately $310,000 during April-May 2007.  Such funds will be used by Primecyl LLC for the purpose of paying the purchase price of the machinery purchased by Ukcyl Ltd. pursuant to the purchase agreement described hereinafter, for the purchase of additional assets, and for the payment of operating expenses and other expenses incurred in the development of the business of Primecyl LLC and Ukcyl Ltd. In addition, Energtek Inc. has determined to allocate an additional $183,000 to be lent to Primecyl LLC during July - December 2007 for the payment of the amounts due under the purchase agreement.

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

On May 15, 2007, Ukcyl Ltd. entered into a Sale-Purchase Agreement with Open Joint-Stock Company Steatit , a Ukrainian company (“Steatit”). Pursuant to such agreement, Steatit agreed to sell to Ukcyl Ltd. an industrial building located at 33 Chervonoarmiyska Street, Perechyn Perechin, Trans-Carpathian region, Ukraine. Such building has an area equal to approximately 2,237 square meters.The aggregate purchase price to be paid by Ukcyl Ltd. to Steatit for the building is approximately $85,000. Such purchase price is payable as follows: (i) approximately $16,830 within two banking days after the execution of the agreement; approximately $32,675 after Steatit performs certain obligations, including obtaining certain governmental approvals, improving vehicular access to the property, and arranging for the provision of certain utilities for the property; and (iii) approximately $34,655 by September 30, 2007.The title to the building will be transferred to Ukcyl Ltd. within three days after the purchase price for the building is paid in full. Ukcyl Ltd. agreed no later than by October 1, 2007, to install fencing along the perimeter of the land parcel on which the building is located.

Note 7 - Subsequent Events

On July 19, 2007, the Company raised an additional $620,000 by selling to one purchaser a total of 1,240,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. The Class 2007-D and Class 2007-E Warrants issued with respect to this transaction bear different expiration dates than the Class 2007-D and Class 2007-E Warrants referenced above. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until December 31, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until June 30, 2010. The purchase price paid to the Company for each unit was $0.50.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 29 and July 31, 2007, the Company signed subscription agreements for additional $620,500 to be paid to the Company not later than August 17, 2007, by selling to two purchasers a total of 1,241,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. The Class 2007-D and Class 2007-E Warrants issued with respect to this transaction bear different expiration dates than the Class 2007-D and Class 2007-E Warrants referenced above. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until December 31, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until June 30, 2010. The purchase price paid to the Company for each unit was $0.50.

On July 19, 2007, the Company purchased additional 8,000 shares of Angstore Technologies Ltd. ("Angstore"), for a total of $220,000. This purchase was effected pursuant to, and in accordance with, the terms and provisions of the Investment Agreement the Company signed with Angstore on June 29, 2007. Following this purchase, the Company owns 19,364 out of the 28,364 of Angstore’s issued and outstanding common stock, representing approximately 68.3% of Angstore’s total issued and outstanding shares.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Company,” “Energtek,” “we,” “our” or “us” refer to Energtek Inc. or to Energtek Inc. together with its subsidiaries, unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and the notes thereto.

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

Since May 24, 2006, we have been changed our focus to the field of clean energy technologies, with special emphasis being put on the field of Natural Gas Vehicles (NGV). We have no business operations or revenues. We are currently preparing infrastructures for operations in some of our subsidiaries and we are also looking at various alternatives in this field. We have four wholly owned subsidiaries, Moregastech LLC, a Nevada limited liability company; Primecyl LLC, a Nevada limited liability company; Energtek Products Ltd., an Israeli company; and GATAL (Natural Gas for Israel) Ltd., an Israeli company. In addition we have one almost fully owned (99.5%) subsidiary, Ukcyl Ltd., a Ukraine company. We have signed an agreement for a participation of 50% in Moregastech India Private Limited, a company registered in India.

On June 29, 2007, we entered into an Investment Agreement with Angstore Technologies Ltd. (“Angstore”), an Israeli company engaged in the development of Adsorbed Natural Gas systems and other clean energy technologies relating to natural gas vehicles, for purchasing an aggregate of 16,364 shares of Angstore’s common stock. Previous to June 29, 2007 we decided to exercise the option to purchase shares of common stock of Angstore, pursuant to, and in accordance with, the Letter of Agreement, dated November 8, 2006, between us and Angstore (the “Agreement”) that enabled. to purchase up to 7,364 shares representing a maximum of 45% of Angstore’s issued and outstanding common stock. As of June 30, 2007, the company owned 11,364 out of the 20,364 issued and outstanding shares of Angstore, which represent approximately 55.8% of the total issued and outstanding shares. As of the date of this report, the company owns 19,364 out of the 28,364 issued and outstanding shares of Angstore, which represent approximately 68.3% of the total issued and outstanding shares. Upon completion of the acquisition of all shares in accordance with the Agreement, we will own an aggregate of 23,728 shares of Angstore representing approximately 72.5% of Angstore’s issued and outstanding common stock.

We have also acquired a patent application filed in Israel relating to natural-gas storage-tanks, and in addition we have entered into agreements with consultants for the provision of consulting services related to the identification and assessment of clean energy technologies and opportunities and for development.

As previously disclosed in the Company’s Current Reports on Form 8-K, between from January 1, 2007 and June 30, 2007 we raised $2,902,762. In addition from July 1, 2007 until August 7, 2007, we raised 620,000 dollars and we signed subscription agreements for further 620,500 dollars, as described in Part II, Item 5 hereof.

On March 30, 2007, our wholly owned subsidiary MoreGasTech LLC entered into a Collaboration Agreement with MoreGasTech (India) Private Limited and Mahinder Singh Khatkar. Pursuant to such agreement, MoreGasTech LLC agreed to acquire 50% of the ownership of MoreGasTech India Private Limited. In consideration therefore, MoreGasTech LLCagreed to pay such Company a purchase price of 4,100,000 Indian Rupees (approximately $93,300), payable for the issuance of equity capital of MoreGasTech India Private Limited and for unsecured loans in the amount of such purchase price. MoreGasTech India Private Limited is a development stage company and has no current business operations or revenues. It intends to provide Compressed Natural Gas kits to the Indian Market, to be a supplier of the aftermarket conversion to Compressed Natural Gas and to Adsorbed Natural Gas. As of July 14, 2007, we received the formal confirmation from the relevant Indian regulatory authorities, required in order to perform the transfer of funds to which we have committed pursuant to the Collaboration Agreement. following which Upon receipt of such confirmation we transferred $24,500 ($12,250 as equity and $12,250 as unsecured loan) to MoregasTech (India) Private Limited.

On April 17, 2007, our subsidiary Ukcyl Ltd. entered into a Purchase Agreement with Pavlograd Plant for Technological Equipment (Pavlogradkii Zavod Tekhnologicheskogo Oborudovaniya), a Ukrainian limited liability company (“Pavlograd”). Pursuant to such agreement, Pavlograd agreed to sell to Ukcyl Ltd. certain machinery. The aggregate purchase price to be paid by Ukcyl Ltd. to Pavlograd for such machinery is approximately $343,000. Pursuant to such agreement, Ukcyl Ltd. has also an option to order additional machinery at a purchase price equal to $220,000.

On May 15, 2007, our subsidiary Ukcyl Ltd. entered into a Sale-Purchase Agreement with Open Joint-Stock Company Steatit, a Ukrainian company (“Steatit”). Pursuant to such agreement, Steatit agreed to sell to Ukcyl Ltd. an industrial building located at 33 Chervonoarmiyska Street, Perechyn Perechin, Trans-Carpathian region, Ukraine. Such building has an area equal to approximately 2,237 square meters. The aggregate purchase price to be paid by Ukcyl Ltd. to Steatit for the building is approximately $85,000, payable as follows: (i) approximately $16,830 within two banking days after the execution of the agreement; approximately $32,675 after Steatit performs certain obligations, including obtaining certain governmental approvals, improving vehicular access to the property, and arranging for the provision of certain utilities for the property; and (iii) approximately $34,655 by September 30, 2007. The title to the building will be transferred to Ukcyl Ltd. within three days after the purchase price for the building is paid in full. Ukcyl Ltd. agreed that by no later than October 1, 2007, it would install fencing along the perimeter of the land parcel on which the building is located.

In the context of investigating and analyzing technologies and other business opportunities, we entered into various consulting agreements. Among others, we have signed with P.G. Engineering S.A. an agreement and several Task Orders related to the development of gas adsorbent materials for the total sum of $29,500.

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

Results of Operations for the Three Months Ended June 30, 2007

The consolidated financial statements include the accounts of Energtek, Inc. and all of its wholly owned and majority-owned subsidiaries. The analysis below does not relate to comparative figures of 2006, due to the shift of activities into the filed of clean energies, and the lack of materiality of the period January-June 2006

Revenue. The Company generated no revenue for the six months ended June 30, 2007.

Consulting Expenses. The Company incurred research and development expenses of $311,133 for the six months ended June 30, 2007. Consulting expenses consist primarily of expenses incurred for the analysis of clean energy technologies, analysis of clean energy processes and business opportunities and in depth analysis of natural gas storage systems.

Research and Development expenses. The Company recorded research and development expenses of $799,417 for the excedent portion of purchase premium which was created as a result of the investment in Angstore Technologies Ltd.

General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $696,056 for the six months ended June 30, 2007

Interest Income, net. The Company recorded net interest expenses of $16,610 for the six months ended June 30, 2007.

Liquidity and Capital Resources

We have never had any revenues. Our cash balance at June 30, 2007 was $2,165,699. In order to implement our business plans, we may need to raise additional funds over the next twelve months. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to remain a viable company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive, and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As previously disclosed on the Company’s Current Report filed with the SEC on July 26, 2007, the Board of Directors of the Company has decided to create two committees of boards of directors ("Board Committees"), an Audit Committee and a Compensation Committee. The initial charters of these committees are to be defined not later than August 15, 2007. The initial members of each such committee are to be nominated not later than August 22, 2007.

Further, the Board of Directors of the Company amended Article IV - Section 12 of the Company’s Bylaws to allow the Board to appoint natural persons who are not directors to serve on Board Committees as permitted under Nevada Revised Statute Chapter 78, Section 78.125. The Board further determined that each Board Committee and any action taken by such Board Committee must include at least one director.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 26 and April 27, 2007, we raised $230,000 by selling to purchasers 460,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $230,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchasers represented to us that they were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchasers were outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions were due in the amount of $11,500 and additional 23,000 shares of our common stock were issued as commission.

On May 21, 2007, we raised $200,000 by selling to a purchaser 400,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $200,000. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission was due in the amount of $10,000 and additional 20,000 shares of our common stock were issued as commission.

Between May 24, 2007 and May 30, 2007, we raised an aggregate of $850,000 by selling to three purchasers an aggregate of 1,700,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each of the purchasers represented to the Company that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions totaling $42,500 were due and additional 85,000 shares of the Company’s common stock were issued to a non-U.S. person as commission.

On June 19, 2007, the Company raised an additional $500,000 by selling to two purchasers a total of 1,000,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. The Class 2007-D and Class 2007-E Warrants issued with respect to this transaction bear different expiration dates than the Class 2007-D and Class 2007-E Warrants referenced above. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until December 31, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until June 30, 2010. The purchase price paid to the Company for each unit was $0.50. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each of the purchasers represented to the Company that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions in the amount of $25,000 were paid and additional 50,000 shares of the Company’s common stock were issued to a non-U.S. person as commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As previously disclosed, on June 20, 2007, the Company decided to redeem the 2,500,000 Class A Series warrants it had issued in August 2006 by purchasing such warrants from the holders thereof at a redemption price of $0.05 per warrant for the aggregate amount of $125,000. On the same date, the Company decided to redeem the 2,500,000 Class B Series warrants which it had issued in August 2006 by purchasing such warrants from the holders thereof at a redemption price of $0.05 per warrant for the aggregate amount of $125,000. These redemptions were made in accordance with the terms of the Warrant Agreements previously entered into between the Company and the holders of such warrants upon their issuance.

Other than the redemption of warrants discussed above, the Company had made a series of purchases of equity securities in Angstore during the quarter ended June 30, 2007. Each of these purchases were disclosed by the Company in its Current Reports on Form 8-K which it filed with the SEC on May 25, 2007, June 26, 2007 and July 6, 2007.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On July 19, 2007, the Company raised an additional $620,000 by selling to one purchasers a total of 1,240,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. The Class 2007-D and Class 2007-E Warrants issued with respect to this transaction bear different expiration dates than the Class 2007-D and Class 2007-E Warrants referenced above. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until December 31, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until June 30, 2010. The purchase price paid to the Company for each unit was $0.50. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to the Company that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions in the amount of $31,000 are due and additional 62,000 shares of the Company’s common stock were issued to a non-U.S. person as commission.

On July 29 and July 31, 2007, the Company accepted subscription agreements for an aggregate of an additional $620,500 to be paid to the Company not later than August 17, 2007, by selling to two purchasers a total of 1,241,000 units of the Company’s securities. The units subscribed for in these transactions bear the same terms and conditions as the units described immediately above. , The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each of the purchasers represented to the Company that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions in the amount of $31,075 will be due and additional 62,050 shares of the Company’s common stock are to be issued to a non-U.S. person as commission.

Item 6.  Exhibits

Exhibit No.    Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Doron Uziel (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Constantine Stukalin (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2007

ENERGTEK INC.

By: /s/ Doron Uziel	By: /s/ Constantine Stukalin
Name: Doron Uziel	Name: Constantine Stukalin
Title: Chief Executive Officer and Director	Title: Treasurer and Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)