Form 10QSB
period 2007-09-30
Energtek
filed 2007-11-14
CIK 1260037

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51249

ENERGTEK INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	42-1708652 (IRS Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of November 7, 2007 was 70,595,259 shares of common stock.

Transitional Small Business Format (check one): Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED CONDENSED BALANCE SHEET

Note	As of 30/09/2007 (Unaudited) $	As of 31/12/2006 (Audited) $
ASSETS
Current Assets
Cash and Cash Equivalents	3,546,459	287,301

ACCOUNTS RECEIVABLE:
Vat Refund Receivable	98,578	37,879
Advances paid to suppliers	7,766	15,385
	106,344	53,264

Total current assets	3,652,803	340,565

DEPOSITS	20,861	-

FIXED ASSETS, NET:
Cost	313,468	2,955
Less - accumulated depreciation	(40,027)	(73)
	273,441	2,882
INVESTMENTS:
Investments in Shares	24,500	-
Patent rights	45,416	-
	69,916	-

TOTAL ASSETS	4,017,021	343,447

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND SHAREHOLDER EQUITY
CURRENT LIABILITIES
Related Party	-	8,000
Account payable and Accrued Liabilities
Employees and Employee institutions	63,022	9,942
Service providers	28,886	13,140
Short Term Loans	421,686	-
Accounts payable	147,298	9,349
	660,892	32,431

TOTAL CURRENT LIABILITIES	660,892	40,431

LONG-TERM LIABILITIES
Related Party	-	-
Severance pay liability, net	11,959	-
TOTAL LONG-TERM LIABILITIES	11,959	-

SHAREHOLDER EQUITY
Preferred Stock: $0.001 par value; 5,000,000 authorized,
none issued and outstanding

Common Stock: $0.001 par value; 750,000,000 authorized,70,595,259 issued and outstanding	70,595	48,993
Additional Paid-in Capital	6,973,060	1,197,007
Accumulated Deficit	(3,699,485)	(942,984)
TOTAL SHAREHOLDER EQUITY	3,344,170	303,016

Total Liabilities and Stockholders' Equity	4,017,021	343,447

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		Cumulative from
	September-30, 2007	September-30, 2006	September-30, 2007	September-30, 2006	Inception (November 18,1998)
	Unaudited	Unaudited	Unaudited	Unaudited	to September 30, 2007

Revenues					-

Operating Expenses:
Consulting	111,218		421,615	-	675,316
Consulting-Related parties	-		-	-	152,450
Research and Development expenses	385,289		1,185,442		1,185,442
Market Research	-		-	-	32,795
Market Research- Related parties	-		-	-	137,050
General and administrative expenses	444,229	3,151	1,140,285	3,181	1,360,414
Total Operating Expenses	940,736	3,151	2,747,342	3,181	3,543,467
Net loss from operations	(940,736)	(3,151)	(2,747,342)	(3,181)	(3,543,467)
Other Income
Interest Income, net	7,451	-	(9,159)	-	(6,018)
Investments impairment	-	-	-	-	(50,000)
Patent impairment	-	-	-	-	(100,000)
Total other income(expenses)	7,451	-	(9,159)	-	(156,018)
Net Loss	(933,285)	(3,151)	(2,756,501)	(3,181)	(3,699,485)
Weighted Average Shares Common Stock Outstanding	62,916,603	23,512,500	55,768,248	23,512,500

Net Loss Per Common Share (Basic and Fully Diluted)	(0.01)	(0.00)	(0.05)	(0.00)

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended		Cumulative from
	September-30, 2007	September-30, 2006	September-30, 2007	September-30, 2006	Inception (November 18,
	Unaudited	Unaudited	Unaudited	Unaudited	1998) to September 30, 2007

Cash Flows from Operating Activities:

Net Loss	(933,285)	(3,151)	(2,756,501)	(3,181)	(3,699,485)

Adjustments to reconcile net loss to net cash
Provided bó operating activities:
Depreciation and Amortization	281,503	-	1,116,465	-	1,116,538
Accumulated interest on loans and linkage differences	38,151		38,151		38,151
Impairment of Patent	-	-	-	-	100,000
Impairment of Option Investment	-	-			50,000
Non-employees' share compensation	63,025	-	334,393	-	478,393
Decrease (Increase) in accounts receivable	(13,283)	-	(38,867)	-	(92,131)
Accounts payable and accrued liabilities	(527,278)	2,000	(224,438)	2,000	(184,007)
Net cash used in Operating Activities	(1,091,167)	(1,151)	(1,530,797)	(1,181)	(2,192,541)

Cash Flows to Investing Activities:
Payment for purchase of PrimeCyl LLC,net of cash acquired	-		(10,000)	-	(10,000)
Payment for purchase of Angstore Technologies Ltd,net of cash acquired	-		(150,688)	-	(150,688)
Investment in shares	-	-	(24,500)	-	(24,500)
Investment in Option	-	-	-	-	(50,000)
Deposit	(4,958)	-	(16,953)	-	(16,953)
Purchase of fixed assets	(58,615)	-	(196,166)	-	(199,121)
Net cash used in Investing Activities	(63,573)	-	(398,307)	-	(451,262)

Cash Flows from Financing Activities:
Issuance of common stock	1,240,500	-	4,143,262	-	5,145,262
Warrants exercise	1,295,000		1,295,000	-	1,295,000
Redemption of warrants	-	-	(250,000)		(250,000)
Loan proceeds	-	-	-	-	13,000
Repayment of loan	-	-	-	-	(13,000)
Net cash from Financing Activities	2,535,500	-	5,188,262	-	6,190,262

Net Increase (Decrease) in Cash	1,380,760	-1,151	3,259,158	-1,181	3,546,459

Cash at Beginning of Period	2,165,699	1,151	287,301	1,181	0

Cash at End of Period	3,546,459	0	3,546,459	0	3,546,459

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Energtek Inc. for the three months and nine months ended September 30, 2007 have been prepared in accordance with the requirements for unaudited interim periods, and consequently might not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report for fiscal year 2006 filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2006 as reported in the Form 10-KSB have been omitted.

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

Fair Value of Financial Instruments
The carrying value of current assets and liabilities approximated their fair values as of September 30, 2007.

Financial and Concentration Risk
The Company does not have any concentration or related financial credit risk.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -Summary of Significant Accounting Policies (Cont.)

Fixed Assets:
Fixed assets are stated at cost.
Cost is depreciated by the straight-line method on the basis of the estimated useful life of the assets. Estimated useful lives are as follows:

Useful Life - Years
Leasehold improvements	10
Computers and peripheral equipment	3 - 10
Instruments and laboratory equipment	5
Furniture and office equipment	3 - 15
Motor vehicles	7
Patent*	10

* The patent is not part of Fixed Assets

Presentation

According to EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)".
The Company can choose gross or net presentation. The policy of the company to present all expense items Net in the income statement.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Energtek Inc., its wholly owned subsidiaries Energtek Products Ltd., Gatal (Natural Gas for Israel) Ltd., MoreGasTech LLC, Primecyl LLC , Ukcyl Ltd. and the newly acquired Angstore Technologies Ltd. .All significant inter-company transactions have been eliminated. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

Stock Issued for Services
The value of stock issued for services is based on management’s estimate of the fair value of the Company’s stock at the date of issue or the fair value of the services received, whichever is more reliably measurable in accordance with EITF 96-18. The fair value of each stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of share prices for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant. The fair value of options granted during the quarter ended September 30, 2007 was estimated using the following assumptions: (a) average expected term of the option of 5.44 years (b) average risk free interest rate of 4.59% (c) dividend yield of 0% and (d) volatility of 107%.

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

Note 2 - Investment in Equity Securities

On August 23, 2007, the Board of Directors of the Company approved an agreement with Radel LLC, a New York limited liability company (“Radel”), to acquire all of the shares of Angstore Technologies, Ltd. (“Angstore”) owned by Radel. On August 27, 2007, the Company entered into a Share Purchase Agreement with Radel pursuant to which the Company purchased the 9,000 shares of common stock of Angstore owned by Radel. The purchase price to be paid in exchange for the purchased shares is $275,000, which will be paid by issuing 550,000 shares of the Company’s common stock to Radel.

In addition, on August 27, 2007, the Company purchased an additional 4,364 shares of Angstore’s common stock for an aggregate purchase price of $120,010. This purchase was made pursuant to, and in accordance with, the terms and provisions of the Investment Agreement the Company signed with Angstore on June 29, 2007. With the completion of the Radel and Angstore transactions discussed above, the Company has acquired all of the outstanding common stock of Angstore. Accordingly, Angstore has become a wholly owned subsidiary of the Company.

This acquisition will be accounted for as a purchase business combination. The consideration paid in the Acquisition has been accounted for under FAS141 "Business Combinations" the Company allocated total amount of 1,074,417 to IPRD and expended it immediately in accordance with fin 4.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stockholders Equity

On July 19, 2007, the Company raised an additional $620,000 by selling to one purchaser a total of 1,240,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. The Class 2007-D and Class 2007-E Warrants issued with respect to this transaction bear different expiration dates than the Class 2007-D and Class 2007-E Warrants referenced above. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until December 31, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until June 30, 2010. The purchase price paid to the Company for each unit was $0.50. Commissions in the amount of $ 31,000 were due and additional 62,000 shares of the Company’s common stock were issued as commission.

On July 29 and July 31, 2007, the Company signed subscription agreements for additional $620,500 to be paid to the Company not later than August 17, 2007, by selling to two purchasers a total of 1,241,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. The Class 2007-D and Class 2007-E Warrants issued with respect to this transaction bear different expiration dates than the Class 2007-D and Class 2007-E Warrants referenced above. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until December 31, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until June 30, 2010. The purchase price paid to the Company for each unit was $0.50. Commissions in the amount of $ 31,025 were due and additional 62,050 shares of the Company’s common stock were issued as commission.

On August 22, 2007, the Company received an aggregate of $1,295,000 from several warrantholders as a result of the exercise of a total of 3,716,666 warrants. The warrantholders exercised 2,516,666 Class A warrants exercisable at $0.10 per share for 7,549,998 common shares, and 1,200,000 Class B warrants exercisable at $0.15 per share for 3,600,000 common shares. Accordingly, the Company issued an aggregate of 11,149,998 shares of its common stock to the exercising warrantholders.

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

2) On January 17, 2007, the Board of Directors of the Company set the terms of compensation for the directors of the Company for the period commencing as of January 1, 2007. Commencing as of such date, each director of the Company shall be entitled to the following compensation: (i) $4,200 per year, paid on a monthly basis; (ii) $1,000 per participation at each meeting of the Board of Directors; and (iii) 150,000 stock purchase warrants designated as "Class 2007-C Warrants," which will vest pro-ratably in 24 equal and consecutive monthly amounts of 6,250 Class 2007-C warrants, commencing on the last day of January, 2007 and continuing on the same day of each subsequent month until December 31, 2008. Each Class 2007-C Warrant shall grant to the holder thereof the right to purchase one share of common stock of the Company at an exercise price equal to $0.36 per share, exercisable from the date such warrant vests until December 31st of the fifth calendar year following the year in which the warrant vested.

3) During the nine months ended September 30, 2007, the Company recorded stock-based compensation of $11,100 related to the compensation to directors. For the three months ended September 30, 2007, the Company recorded $1,000 related to the compensation to directors.

4) The fair value of each of the aforementioned stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of the share price for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant.

5) The fair value of options granted during the quarter ended September 30, 2007 was estimated using the following assumptions: (a) average expected term of the option of 5.44 years (b) average risk free interest rate of 4.59% (c) dividend yield of 0% and (d) volatility of 107%.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Compensation to Directors (cont.)

6) The following table summarizes the changes in the above stock options for the three months ended September 30, 2007:

	Number of options	Weighted Average Exercise Price
		$
Options outstanding at the beginning of the period	497,000	0.24

Changes during the period:
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding at the end of the period	497,000	0.24

Options exercisable at the end of the period	309,500	0.16

Weighted-average fair value of options granted during the period		0.04

7) As Of September 30, 2007 the total unrecognized compensation cost related to unvested options was $ 5,513 which will be recognized over 1.25 years period.

8) When the stock compensations are subject to graded vesting, the company recognizes the compensation cost at a straight line basis.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Going Concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is working on the basis of a budget that will enable it to operate during the coming year. However the Company will need additional working capital for its future planned expansion of activities and to service its debt, which raises doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient capital to be successful in that effort. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 6 - Significant Transactions

On September 26, 2007, Ukcyl Ltd., an almost wholly-owned subsidiary of Energtek Inc., (“Ukcyl”) entered into an agreement with Dynatech Furnaces (Bombay) Pvt. Ltd. (“Dynatech”) to purchase a high pressure steel seamless Cylinder Heat Treatment Furnace Line (the “Agreement”). Ukcyl is to pay a total purchase price of $190,000, which will be paid in three installments at specified intervals. The first installment, in the amount of $85,000, shall be paid to Dynatech within 10 weeks following execution of the Agreement. Upon payment of this first installment, the two directors of Dynatech will execute a personal guarantee, guaranteeing the performance of Dynatech pursuant to the Agreement. This guarantee shall be in the amount of $85,000 and will expire upon the inspection by Ukcyl of the equipment at Dynatech’s facility in India.

Pursuant to the terms and provisions of the Agreement, on or before January 31, 2008, Dynatech is to prepare the equipment for inspection and testing by Ukcyl at Dynatech’s facility in India. Upon inspection and approval of the equipment, Dynatech shall dismantle the equipment and prepare it for shipment to Ukcyl’s facility in Ukraine. Upon completion of the inspection in India, Dynatech shall receive a second installment in the amount of $75,000.

Upon arrival of the equipment to Ukcyl's facilities in Ukraine, Dynatech shall assist in the installation and testing of the equipment. Following the installation and the initial operation of the equipment, Dynatech shall be paid $30,000 representing the balance of the purchase price. In the event the equipment does not conform to the specifications required pursuant to the Agreement, Dynatech shall pay damages in the amount of $160,000. The payment of such damage amount does not limit any other legal rights and remedies available to Ukcyl.

The equipment purchased is subject to a one year warranty as of the date of installation and commencement of operation in Ukcyl’s facility. In addition, for a period of three years following installation, Dynatech shall provide technical support with respect to the operation of the equipment.

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

Overview

We were incorporated under the laws of the state of Florida on November 18, 1996 under the name “Elderwatch, Inc.” On September 20, 2006, we changed our Company’s state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into its wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which was formed for such purpose. Simultaneously with such merger, we changed our Company name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect our proposed business operations. We also increased the number of our shares of authorized common stock from 50,000,000 shares to 250,000,000 shares, and we decreased the number of our shares of authorized preferred stock from 10,000,000 shares to 5,000,000 shares. On October 30, 2006, we implemented a one for three forward stock split of our common stock and further increased the authorized shares of our common stock to 750,000,000 shares, par value $0.001.

On or about May 24, 2006, we changed our focus to the field of clean energy technologies, with special emphasis being put on the field of Natural Gas Vehicles (NGV). We are currently preparing our infrastructure for operations through some of our subsidiaries and we are also looking at various alternatives in this field

On August 23, 2007, the Board of Directors of the Company approved an agreement with Radel LLC, a New York limited liability company (“Radel”), to acquire all of the shares of Angstore Technologies, Ltd. (“Angstore”) owned by Radel. On August 27, 2007, we entered into a Share Purchase Agreement with Radel pursuant to which the Company purchased the 9,000 shares of common stock of Angstore owned by Radel. The purchase price to be paid in exchange for the purchased shares is $275,000, paid by the issuance of 550,000 shares of the Company’s common stock to Radel.

In addition, on August 27, 2007, we purchased an additional 4,364 shares of Angstore’s common stock for an aggregate purchase price of $120,010. This purchase was made pursuant to, and in accordance with, the terms and provisions of the Investment Agreement we signed with Angstore on June 29, 2007. With the completion of the Radel and Angstore transactions discussed above, we have acquired all of the outstanding common stock of Angstore. Accordingly, Angstore has become a wholly owned subsidiary of the Company.

On September 26, 2007, Ukcyl Ltd., a wholly-owned subsidiary of Energtek Inc., (“Ukcyl”) entered into an agreement with Dynatech Furnaces (Bombay) Pvt. Ltd. (“Dynatech”) to purchase a high pressure steel seamless Cylinder Heat Treatment Furnace Line (the “Agreement”). Ukcyl is to pay a total purchase price of $190,000, which will be paid in three installments at specified intervals. The first installment, in the amount of $85,000, shall be paid to Dynatech within 10 weeks following execution of the Agreement. Upon payment of this first installment, the two directors of Dynatech will execute a personal guarantee, guaranteeing the performance of Dynatech pursuant to the Agreement. This guarantee shall be in the amount of $85,000 and will be expire upon the inspection by Ukcyl of the equipment at Dynatech’s facility in India.

Pursuant to the terms and provisions of the Agreement, on or before January 31, 2008, Dynatech is to prepare the equipment for inspection and testing by Ukcyl at Dynatech’s facility in India. Upon inspection and approval of the equipment, Dynatech shall dismantle the equipment and prepare it for shipment to Ukcyl’s facility in the Ukraine. Upon completion of the inspection in India, Dynatech shall receive a second installment of the purchase price in the amount of $75,000.

Upon arrival of the equipment in the Ukraine, Dynatech shall assist in the installation and testing of the equipment at Ukcyl’s facility. Following installation and the initial operation of the equipment in Ukcyl’s Ukrainian facility, Dynatech shall be paid $30,000 representing the balance of the purchase price. In the event the equipment does not conform to the specifications required pursuant to the Agreement, Dynatech shall pay damages in the amount of $160,000. The payment of such damage amount does not limit any other legal rights and remedies available to Ukcyl.

The equipment purchased is subject to a one year warranty as of the date of installation and commencement of operation in Ukcyl’s facility. In addition, for a period of three years following installation, Dynatech shall provide technical support with respect to the operation of the equipment.

We currently have five wholly owned subsidiaries, Moregastech LLC, a Nevada limited liability company; Primecyl LLC, a Nevada limited liability company; Energtek Products Ltd., an Israeli company; Angstore Technologies Ltd., an Israeli company, and GATAL (Natural Gas for Israel) Ltd., an Israeli company. In addition we have one almost fully owned (99.5%) subsidiary, Ukcyl Ltd. ("Ukcyl"), a Ukrainian company. We have signed an agreement for a participation of 50% in Moregastech India Private Limited, a company registered in India.

Plan of Operation

Over the next twelve months, we intend to continue engaging in the field of clean energy technologies, with special focus on developing and building our activities in the natural gas field, and more specifically in the Natural Gas Vehicles field. We also intend to continue analyzing a number of issues, markets, projects and investments proposed to us in areas related to clean energy technologies. In order to evaluate these opportunities, we anticipate entering into agreements with experts and consultants in the relevant areas. Such evaluation process may include in some cases the performance of scientific experiments, which may require entering into subcontracting agreements with laboratories and companies capable of performing the same. We expect that once a proposal or project is identified as being of interest to us, we will enter into development activities and/or will purchase a stake or invest in such activities.

In the natural gas field, we intend to continue our construction activities and purchase the requisite materials in order to complete the cylinder production facility being prepared by Ukcyl. Additionally, we intend to become involved in the production of kits for adsorbed natural gas (“ANG”) systems. We anticipate the start of sales of ANG systems during the third quarter of 2008. In order to do so, we plan to increase our activities in the Asian markets. We plan to continue our involvement towards the provision of natural gas to industrial customers in Israel (not expected to start before 2009). We also intend to continue our R&D efforts in the ANG area and in the area of gas bulk transportation systems.

We currently have 22 employees and several persons employed on an hourly basis. We expect to hire additional employees, as needed, in order to execute our business plans.

In an effort to improve the relations with our investors, we are redesigning the Company’s web-site in order to make it clearer, more informative and user friendly. In addition, on October 1, 2007, we entered into a one year agreement with American Capital Ventures Inc. ("ACV"), to provide the Company with investor relations consulting services. In consideration therefore, the Company agreed to issue up to an aggregate of 150,000 shares of its common stock and warrants entitling ACV to purchase up to an aggregate of 100,000 restricted shares of our common stock at an exercise price of $1.05 per share. The exercise period of each warrant shall be for five years from the date of the agreement. The Company further agreed to use its best efforts to register the common stock and the common stock underlying the warrants in its next registration statement we file with the Securities and Exchange Commission. The agreement may be terminated by either party after 180 days.

Results of Operations for the Three Months Ended September 30, 2007

The consolidated financial statements include the accounts of Energtek, Inc. and all of its wholly owned and majority-owned subsidiaries. The analysis below does not relate to comparative figures of 2006. During the period of January - May 2006, the Company had practically no activities. During the period of June - September 2006, the Company engaged in capital-raising, and undertook its first steps into the field of clean energy technologies. As a result, the figures for the 2006 period lack materiality for comparing them with the present activities of the Company.

Revenue. The Company has never generated any revenues.

Consulting Expenses. During the quarter ended September 30, 2007, we incurred $111,218 in consulting expenses. For the nine months ended September 30, 2007, the Company incurred consulting expenses of $421,615. These expenses consist primarily of expenses incurred for the analyses of clean energy technologies, processes and business opportunities, as well as in depth analyses of natural gas storage systems and production processes for such systems.

Research and Development expenses. During the quarter ended September 30, 2007, we incurred $385,289 in research and development expenses out of which $275,000 are for the exceeding portion of purchase premium which was created as a result of the investment in Angstore Technologies Ltd. For the nine months ended September 30, 2007, the Company recorded research and development expenses of $1,185,442 out of which $1,074,417 are in process research and development which was created as a result of the investment in Angstore Technologies Ltd.

General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $444,229 and $1,140,285 for the three and nine month periods ended September 30, 2007, respectively.

Interest Income, net. The Company recorded net interest income of $7,451 during the quarter ended September 30, 2007. For the nine months ended September 30, 2007, the Company recorded net interest income losses of $9,159.

Liquidity and Capital Resources

During the three and nine month periods ending September 30, 2007, the Company raised an aggregate of $1,240,500 and $4,143,262, respectively, from the sales of its securities through private placements held under Regulation S promulgated under the Securities Act of 1933, as amended. In addition, on August 22, 2007, we received an aggregate of $1,295,000 from several warrantholders as a result of the exercise of a total of 3,716,666 warrants. The warrantholders exercised 2,516,666 Class A warrants exercisable at $0.10 per share for 7,549,998 common shares, and 1,200,000 Class B warrants exercisable at $0.15 per share for 3,600,000 common shares, for an aggregate of 11,149,998 shares. The foregoing numbers reflect the 1 for 3 forward stock split effectuated by the Company on October 30, 2006.

We have never generated any revenues. Our cash balance at September 30, 2007 was $3,546,459. With these cash resources, and at the present level of activities, we believe that the Company can sustain itself over the next twelve months.

Notwithstanding, in the event our activities proceed more rapidly than expected, or our expenses deviate substantially from our projections, we may need to raise additional funds over the next twelve months. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to implement our plans, and thereafter to remain a viable Company.

Going Concern Consideration

The financial statements contained herein for the period ending September 30, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the period ending December 31, 2006, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Changes in Internal Controls over Financial Reporting

As previously disclosed, on October 15, 2007, Doron Uziel voluntarily resigned from his position as Chief Executive Officer (“CEO”) of the Company. Mr. Uziel will remain as a director of the Company. Doron Uziel was issued additional 100,000 Class 2007-F warrants in recognition for the achievements and performance of the Company during the period in which Mr. Uziel served as CEO.

Effective as of October 15, 2007, the Company appointed Lev Zaidenberg as Chief Executive Officer in lieu of President. As previously disclosed, Mr. Zaidenberg was serving as President of the Company since July 5, 2007.

Other than the appointment of Mr. Zaidenberg as the principal executive officer of the Company, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended September 30, 2007, there were no pending legal proceedings to which the Company was a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder was a party adverse to the Company or had a material interest adverse to the Company. The Company’s property was not the subject of any pending legal proceedings.

On October 17, 2007, our wholly-owned subsidiary UkCyl Ltd (“UkCyl”), filed a legal demand with the Court for Commercial Demands at Perechyn, Ukraine, against Steatit - Open Joint Stock Company, the seller of a building that was bought by UkCyl on May 15, 2007. In the demand, we are requesting that the Court order the seller to comply with the Sale-Purchase Agreement dated May 15, 2007, by removing machinery belonging to the seller and demolishing an old building located on the premises. The location of the machinery and old building do not currently prevent us from constructing UkCyl’s facility or commencing operations. The demand further requests that the seller be ordered to pay the Company’s legal expenses incurred in connection with this action. This action is in its early stages of litigation and there has not been any hearing on the matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 19, 2007, we raised $620,000 by selling to one purchaser a total of 1,240,000 units of the Company’s securities. Each unit consists of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. The Class 2007-D and Class 2007-E Warrants issued with respect to this transaction bear different expiration dates than the Class 2007-D and Class 2007-E Warrants referenced above. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until December 31, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until June 30, 2010. The purchase price paid to the Company for each unit was $0.50. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser represented to the Company that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions in the amount of $31,000 are due and additional 62,000 shares of the Company’s common stock were issued to a non-U.S. person as commission.

On July 29 and July 31, 2007, respectively, we accepted subscription agreements for an aggregate of an additional $620,500 to be paid to the Company not later than August 17, 2007, by selling to two purchasers a total of 1,241,000 units of the Company’s securities. The units subscribed for in these transactions bear the same terms and conditions as the units described immediately above. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. Each of the purchasers represented to the Company that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. The purchaser further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions in the amount of $31,075 will be due and additional 62,050 shares of the Company’s common stock are to be issued to a non-U.S. person as commission.

On August 22, 2007, the Company received an aggregate of $1,295,000 from several warrantholders as a result of the exercise of a total of 3,716,666 warrants. The warrantholders exercised 2,516,666 Class A warrants exercisable at $0.10 per share for 7,549,998 common shares, and 1,200,000 Class B warrants exercisable at $0.45 per share for 3,600,000 common shares. Accordingly, the Company issued an aggregate of 11,149,998 shares of its common stock to the exercising warrantholders. The foregoing numbers reflect the 1 for 3 forward stock split effectuated by the Company on October 30, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.    Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Lev Zaidenberg, CEO (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Constantine Stukalin, Treasurer (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007

ENERGTEK INC.

/s/ Lev Zaidenberg	/s/ Constantine Stukalin
Name: Lev Zaidenberg	Name: Constantine Stukalin
Title: Chief Executive Officer and Director	Title: Treasurer and Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)