Form 10-K
period 2007-12-31
Energtek
filed 2008-03-27
CIK 1260037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 000-51249

ENERGTEK INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1708652
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

26 East Hawthorne Avenue, Valley Stream, New York 11580
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (516) 887-8200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $34,355,629

The number of shares of the issuer’s common stock issued and outstanding as of March 26, 2008 was 71,111,259 shares.

Documents Incorporated By Reference: None

ii

iii

PART I

Item 1.	Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” “Energtek,” “we,” “our” or “us” refer to Energtek Inc., and include our subsidiaries unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include statements that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, the various factors should be considered, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. The Company’s actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

Energtek’s current business objectives are to develop activities, technologies and projects related to clean energy technology areas. We are a development stage company. We have not generated any revenues to date and have not commenced any business operations.

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

Since such date, we have devoted substantially all of our efforts to establishing a new business in the field of clean energy technologies. As further discussed below, in our efforts to establish such new business, our management has been engaged principally in raising funds, investigating technologies and various other business opportunities, and entering into agreements for pursuing such opportunities.

On September 20, 2006, we changed our Company’s state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into our wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which we had formed for such purpose. Pursuant to such merger, each outstanding share of common stock of Elderwatch, Inc. was exchangeable into one share of common stock of Energtek Inc. Simultaneously with the merger, we changed our Company name from “Elderwatch, Inc.” to “Energtek Inc.” in order to better reflect our currently proposed business operations. We also increased the number of our shares of authorized common stock from 50,000,000 shares to 250,000,000 shares, and we decreased the number of our shares of authorized preferred stock from 10,000,000 shares to 5,000,000 shares.

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

On November 28, 2006, we entered into a Letter of Agreement with Radel LLC, a New York limited liability company, who was the owner of the patent application Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel filed at the Patent Registrar of the State of Israel. Pursuant to such agreement, Radel LLC agreed to sell to the Company, at a closing to be held on December 31, 2006, the entire right, title, and interest in and to such patent application. In consideration for such sale, the Company agreed to issue to Radel LLC 2,000,000 shares of the Company's common stock.

On December 31, 2006, the closing of the transactions contemplated in the Letter of Agreement took place. At the closing, Radel LLC sold to the Company its entire right, title, and interest to its patent application, and the Company issued to Radel LLC 2,000,000 shares of the Company's common stock.

Our Recent Fundraising Activities

During fiscal year 2007, the Company raised an aggregate of $4,203,262 by selling our securities to investors in private placements conducted in reliance upon exemptions from registration provided under Regulation D and Regulation S promulgated under the Securities Act of 1933. In addition, we received an aggregate of $1,295,000 as a result of exercises of the Company’s options. Additionally, as of March 9, 2008, an aggregate of $270,000 was raised through the private placement sales of the Company’s securities.

Our Business

Following the change of control of the Company in May 2006, Energtek has focused on:

•	Identifying and assessing alternative energy technologies and opportunities; and
•	Acquiring, establishing and supporting the activities of several subsidiaries in the U.S., Israel, India and Ukraine.

The Company enables the conversion of vehicles, especially two and three wheelers, into natural gas powered vehicles, allowing this much cleaner and cheaper fuel to replace other more expensive and environmentally damaging fuel sources.

We currently have no business operations or revenues. We are devoting substantially all of our efforts to establishing a new business. In our efforts to establish such new business, our management has been engaged principally in the following activities: raising funds; investigating clean energy technologies and related business opportunities; analyzing proposed or identified opportunities; entering into agreements for pursuing such opportunities; identifying management and industry specialists; and acquiring operational and technological assets.

We have also entered into agreements with consultants for the provision of consulting services related to the identification and assessment of clean energy technologies and opportunities. We currently have six subsidiaries and one affiliate. All of our subsidiaries and affiliates are in development stage.

We have the following six subsidiaries:

1.	Moregastech LLC, a Nevada limited liability company.
2.	Primecyl LLC, a New York limited liability company.
3.	Energtek Products Ltd., a company organized under the laws of the State of Israel.
4.	GATAL (Natural Gas for Israel) Ltd., a company organized under the laws of the State of Israel.
5.	Angstore Technologies Ltd., a company organized under the laws of the State of Israel.
6.	Ukcyl Ltd., a company registered in Ukraine (99.5% ownership through Primecyl LLC).

We also own, through Moregastech LLC, 50% of the issued and outstanding shares of Moregastech India Private Limited, a company registered in India.

Business conducted or under development through Subsidiaries and Affiliate:

•	AngStore Technologies Ltd, Israel: Developer of Adsorbed Natural Gas (ANG)storage technology
•	Energtek Products Ltd, Israel: Developer of Natural Gas (NG) bulk transportation technologies
•	GATAL Ltd, Israel: Distributor of Natural Gas utilizing bulk NG transportation technology, and facilitator of Natural Gas Vehicles (NGV) projects
•	MoreGasTech India Private Limited, India: Manufacturing and distribution of NGV equipment and pipeless gas supply technology
•	Ukcyl Ltd, Ukraine: Manufacturing of high-pressure gas storage tanks
•	Moregastech LLC, USA: Supplier of NGV Infrastructure and high-pressure equipment

We intend to further acquire or establish additional subsidiaries in selected countries, in order to sustain our business activities in such countries.

Our Business Development

Our business addresses the growing NGV industry with a wide range of products, from cylinders and conversion kits for vehicles through infrastructure elements for Natural Gas transportation and filling stations, including the development of pioneering storage systems. The Company, through its investments and subsidiaries, is creating an international network of synergetic activities in Asia, Europe, America and the Middle East.

To help establish our new business in the field of clean energy technologies, our management has been focusing on investigating and analyzing technologies and various other business opportunities in several countries as follows:

Ukraine

Our activities are conducted through Ukcyl Ltd., a 99.5% subsidiary of Primecyl LLC, which is a wholly-owned subsidiary of the Company. Ukcyl is building a plant for production of high-pressure cylinders.

On April 17, 2007, Ukcyl Ltd. entered into a Purchase Agreement with Pavlograd Plant for Technological Equipment, a Ukrainian limited liability company. Pursuant to such agreement, Pavlograd agreed to sell to Ukcyl Ltd. certain machinery. The aggregate purchase price to be paid by Ukcyl Ltd. to Pavlograd for such machinery is approximately $343,000. As of March 9, 2008, Ukcyl Ltd. has paid $174,340 and expects to pay the balance by May 2008. Pursuant to such agreement, Ukcyl Ltd. has an option to order additional machinery at a purchase price equal to $220,000.

On May 15, 2007, Ukcyl Ltd. entered into a Sale-Purchase Agreement with Open Joint-Stock Company Steatit, a Ukrainian company. Pursuant to such agreement, Steatit sold to Ukcyl Ltd. an industrial building located in Ukraine's Trans-Carpathian region. Such building has an area equal to approximately 2,237 square meters.

On September 26, 2007, Ukcyl Ltd. entered into an agreement with Dynatech Furnaces (Bombay) Pvt. Ltd. to purchase a high pressure steel seamless Cylinder Heat Treatment Furnace Line. Ukcyl Ltd. is to pay a total purchase price of $190,000, which will be paid in three installments at specified intervals. The first installment, in the amount of $85,000, was paid to Dynatech within 10 weeks following execution of the Agreement. Upon payment of the first installment, the two directors of Dynatech executed a personal guarantee, guaranteeing the performance of Dynatech pursuant to the Agreement. This guarantee was in the amount of $85,000 and expired upon the inspection by Ukcyl of the equipment at Dynatech’s facility in India.

Israel

Gatal (Natural Gas for Israel) Ltd.

On January 12, 2007, the Company and its wholly owned subsidiary, Energtek Products Ltd, entered into a Share Purchase Agreement with MoreGasTech SRL, a Nevis company. MoreGasTech was the holder of 100% of the issued and outstanding shares of capital stock of Gatal (Natural Gas for Israel) Ltd. formed under the laws of Israel on October 5, 2006. Gatal is a development stage company having minimal assets and no business operations or revenues.

Pursuant to the Share Purchase Agreement, Energtek Products Ltd. acquired Gatal by purchasing from MoreGasTech all of its shares of Gatal's capital stock, which represented 100% of the issued and outstanding capital stock of Gatal. In consideration therefore, the Company issued to MoreGasTech 3,500,000 Class 2007-A stock purchase warrants. exercisable from July 1, 2008 until December 31, 2011 with and exercise price of $0.05 per share of common stock. The transactions contemplated under the Share Purchase Agreement were consummated at a closing held on January 12, 2007, simultaneously with the execution of such agreement. As a result of such closing, Gatal became the wholly owned subsidiary of Energtek Products Ltd.

During 2007, Gatal has been developing the infrastructure (technology, legal arrangements, business relationships with gas suppliers, customers, etc.) to perform as a supplier of Natural Gas to industrial consumers in Israel. Gatal is expected to continue these activities during 2008, with the purpose of creating revenues towards 2009.

Energtek Products Ltd. ("EPL")

Energtek Products has been developing of NG bulk transportation technologies. Energtek Products intends to have trailers built on the basis of the technology developed by Energtek Products not later than the third quarter of 2008.

Angstore Technologies Ltd.

Between November 8, 2006 and August 31, 2007, the Company purchased an aggregate 23,728 shares of issued and outstanding common stock of Angstore Technologies Ltd., an Israeli company engaged in the development of Adsorbed Natural Gas (ANG) systems and other clean energy technologies relating to natural gas vehicles. The aggregate purchase price for these shares was $720,085.

On August 27, 2007, the Company entered into a Share Purchase Agreement with Radel LLC, a New York limited liability company, pursuant to which the Company purchased the 9,000 shares of common stock of Angstore owned by Radel. The purchase price to be paid in exchange for the purchased shares was $275,000, which was paid by issuing 550,000 shares of the Company’s common stock to Radel.

With the completion of the Radel and Angstore transactions discussed above, the Company acquired all of the outstanding common stock of Angstore. Accordingly, Angstore became a wholly-owned subsidiary of the Company.

Angstore has continued the development of the ANG technology, preparing the infrastructures for the products to be marketed by the Company. During 2008 Angstore is expected to continue the development efforts for adapting our technologies to the requirements of different markets.

Philippines

On December 17, 2007, the Company announced the successful launch of a project for conversion of three-wheel vehicles to natural gas-powered systems in the Republic of the Philippines. We intend during 2008 to implement this project and continue developing additional new business in the Philippines. We intend to open a new subsidiary in the Philippines for marketing our proprietary solutions to distribute clean energy, with a particular focus on the 2- and 3-wheel vehicle market.

India

On March 31, 2007, our wholly owned subsidiary Moregastech LLC entered into a Collaboration Agreement with Moregastech (India) Private Limited and Mahinder Singh Khatkar.  Pursuant to such agreement, we acquired 50% of the ownership of Moregastech India Private Limited.  In consideration therefore, we paid such company a purchase price of 4,100,000 Indian Rupees (approximately $93,300), payable by the issuance of equity capital or unsecured loans in the amount of such purchase price.  Moregastech India Private Limited is a development stage company and has not started any business activities as of December 31, 2007. Through March 16, 2008, we have invested in this company the amount of $24,500.

MoreGasTech India Private Limited is currently analyzing different business opportunities. In addition to the activities developed by this company, we have a series of business development efforts taking place in India, towards the implementation of on-board storage systems using our proprietary technologies, and of gas-bulk transportation projects. MoreGasTech India has an active role in several of these initiatives on behalf of the Company.

On March 17, 2008, the Company executed a Memorandum of Understanding with Confidence Petroleum India Ltd., a company traded on the Bombay Stock Exchange, which has been operating for several years in India manufacturing cylinders for liquefied petroleum gas and is among the major manufacturers in Asia of such cylinders. Confidence and the Company will form a joint venture for fostering the introduction of natural gas on-board vehicle systems, for the supply of natural gas in India and surrounding countries through the use of bulk transportation systems and for manufacturing and marketing high pressure cylinders and ancillary equipment. Confidence shall invest $2,000,000 in the venture in exchange for, among others, approximately 50% interest in Primecyl.

United States and Canada

During 2008, we intend to expand our business development efforts in the United States. We expect that as a result of the increasing price differential between derivatives of petrol and natural gas, it will be possible to obtain long-term agreements for the supply of natural gas to industrial users and/or vehicle fleets. To this end, we are attempting to evaluate several potential sources of supply (of stranded and other sources). We aim to implement similar efforts in Canada. In addition, we expect to be able to enter into joint development efforts with Canadian entities.

Other countries

During 2008 we intend to invest business development efforts for expansion of activities in other markets, particularly South Asian and Latin-American countries.

Competition

The industry in which we intend to operate is very competitive. No single entity or group dominates such industry, but several major competitors have entered different areas related to clean energy technologies. Our competitors and eventual competitors may have much greater resources (financial, managerial, human resources, facilities and other resources) and more experience than we have in several areas (such as research and development, production, marketing, financing and others). In effort to establish our new business, we are trying to identify solutions and technologies that provide us a competitive edge compared with our competitors. The success of such effort cannot be guaranteed

Our wholly-owned subsidiary, Gatal (Natural Gas for Israel) Ltd., intends to be active in the field of natural gas transportation in Israel. Gatal faces eventual competition from numerous entities, including significant energy market players. These latter companies have financial and other resources substantially greater than ours, as well as established strategic long-term positions and relationships with potential clients and strong governmental relationships. As a consequence, among others, we may be at a competitive disadvantage when negotiating for the purchase of natural gas, when negotiating with other suppliers, when negotiating with clients, or when negotiating with the Israeli government. Moreover, the planned expansion of a pipeline distribution system for natural gas will considerably reduce, over time, the geographical areas in which we will be able to provide our services.

Our subsidiary, Ukcyl Ltd, intends to develop activities in the area of Natural Gas Vehicles in Ukraine. Ukcyl faces eventual competition from several established entities, including entities that have financial and other resources substantially greater than ours, and which have also established strategic long-term positions and relationships with potential clients and maintain strong governmental relationships. As a consequence, among others, we may have to incur into larger expenses in attempting to penetrate our target markets, when negotiating with suppliers, when negotiating with clients, and when negotiating with the Ukrainian government.

Our FIT and LMP Systems, as described in this document, face eventual competition from several established entities, including entities that have financial and other resources substantially greater than ours, and which have also established strategic long-term positions and relationships with potential clients and maintain strong governmental relationships. As a consequence, among others, we may have to incur into larger expenses in attempting to penetrate our target markets, when negotiating with suppliers, when negotiating with clients, and when negotiating with governments. These factors are expected to be present wherever we are planning to develop activities, including but not limited to India, Israel, the Philippines, the rest of Asia and America.

Governmental Regulation

In almost every geographical and business area related to clean energy and clean technologies we will be required to comply with the applicable health and safety, environmental laws and other regulations. To do so we will be required to make the necessary expenditures.

Legislation affecting clean energy and other clean technologies is under constant review for amendment or expansion. Pursuant to such legislation, numerous government agencies have issued extensive laws and binding regulations. Such laws and regulations have a significant impact on the production and marketing of products. These laws and regulations increase the cost of doing business and, consequently, will affect results of operations. We are unable to predict the future cost or impact of complying with such laws and regulations, as new legislation constantly takes place, and existing laws and regulations are frequently amended or reinterpreted.

Gatal depends to a very large degree on the extent and costs of compliance with governmental regulations. We may not be able to commence our business activities before the local government approves regulations for the transportation of natural gas. The distribution to end users is also dependent on obtaining approvals from a large number of governmental and municipal entities. Such Future governmental regulations may have a significant impact on our technologies and the costs of their implementation, to the extent of rendering some or all of them as non-competitive. Delays in the promulgation of the regulations may also impede the inception of our operations . However, we do not expect that any of these laws and regulations will affect our operations in a manner materially different than they would affect other companies operating in the same market.

Our subsidiary Ukcyl Ltd. depends to a large extent upon governmental regulations and the grant of certifications. Ukcyl may not be able to start its main activities before the local government provides approval to do so. The products that it will produce will have to be certified by the government. The government's requests may have a significant impact on the technologies used and the costs of implementation, to the extent of possibly rendering some or all of them non-competitive. Delays in the granting of the permissions and the certifications may also impede the start of operations until such permissions and certifications are obtained.

Our activities in the supply of equipment and/or natural gas for vehicles, and in the transportation and or supply of natural gas to industrial and/or commercial users is highly dependent upon governmental regulations and approvals, in each and every country whereas these activities are to take place. We may not be able to commence activities before the government, at its different levels, including national, regional, municipal, and all the relevant offices and or institutes acting in the relevant area, provide us with all the necessary approvals for performing such activities. In order to obtain the approvals and/or authorizations, there may be need to satisfy regulations and/or requirements that may have a significant impact upon our technologies and the costs of their implementation, to the extent of rendering some or all of them as non-competitive. In instances where such regulations are not still yet in place or developed, delays in the promulgation of the regulations may also impede the commencement of our operations.

Our ability, including the ability of each of our subsidiaries, to deliver our technologies to each and every market, worldwide, depends to a very large extent on the above mentioned governmental regulations and certifications.

Intellectual Property

Angstore owns patent application numbered PCT/IL05/000439 – "Storage system for absorbable gaseous fuel and methods of producing the same". Angstore has filed patent applications in connection with the aforementioned patent in several countries and regions including the U.S, Canada, European Union, China, India, South Korea, Singapore and Israel. In addition, Angstore Technologies Ltd owns Israeli Patent application numbered IL 180374 titled “Multichamber Tank for Gas Storage under Different Pressures”.

The Company owns Israeli Patent application numbered IL 179436 titled “Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel”

The Company's subsidiary, Energtek Products Ltd owns Israeli Patent application numbered IL 189549 titled “Frameless semitrailer for fluid transportation,” this application was filed on February 17, 2008.

The Company intends to further apply for patents in several key countries in connection with the aforementioned patents. The Company may decide, in connection with its R&D activities to apply for new patents, as the Company deems appropriate or necessary.

Employees

As of March 9, 2008, the Company and its subsidiaries have a total of 30 full time employees other than its directors. In addition, Ukcyl employs approximately 20 employees in the construction of our new plant in the Ukraine. These construction workers are hired directly by Ukcyl.

Item 1A.	Risk Factors

Risk Factors Relating to Our Business

1.
We are a development stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. We have determined to engage in the business of identifying, and if warranted and feasible, acquiring and developing clean energy technologies and related business opportunities. Our operations during most of 2006-2007 have been focused on fund raising activities and identification and analysis of such opportunities, while the investments that we have performed are in entities and activities that as of now do not generate revenues, and there is no certainty that they will be able in the future to create revenues and become profitable. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent on the presently and future acquired and developed clean energy technologies and related business opportunities, activities which themselves are subject to numerous risk factors as set forth herein. We may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the area of clean energy technologies, and our Company is a highly speculative venture involving significant financial risk.

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

Our audited financial statements for the financial year ended December 31, 2007 were prepared using management’s assumption that we will continue our operations as a going concern. We have never had revenues. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Our success depends to a significant degree on our proprietary technology. On December 31, 2006, we purchased from Radel LLC its rights to the provisional patent application entitled “Tank for Simultaneous Storage of Both Pressure Gas and Liquid Fuel,” which is filed with the Patent Registrar of the State of Israel. No assurance can be given that any patents based on such provisional patent application or any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that such provisional patent applications will be held valid if subsequently challenged, or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that may be issued to us or our licensors. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. If we are unable to protect adequately our proprietary technology, our business prospects may be harmed.

7.
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

8.	If the Company is deemed to be an “investment company,” the Company may be required to institute burdensome compliance requirements and the Company's activities may be restricted.

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

9.	All of our activities and investments may prove unfruitful, harming our business plans, prospects, results of operations and financial condition.

We may not be able to bring our development efforts to a successful completion. There is no assurance that if there is a successful completion of the development that the results achieve will be of economic value, and there is no assurance that if they have economic value that we will have the proper financial, human and organizational resources to translate the economic value into a profitable business. There is no assurance that our investments will be able to to build themselves into revenue creating business, and even then there is no assurance that they will become profitable.

10.
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

11.
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

12.	We are entering into investments in Ukraine, which may be negatively affected by geopolitical clashes and political instability.

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

13.
Economic instability in the foreign nations in which we intend to operate might result from or lead to inflation, high interest rates and social unrest, which could adversely affect our operations and performance.

We are currently planning to conduct activities in Israel, India, Philippines and Ukraine . These nations have experienced at different stages of their development significant economic and political instability. It is possible that present or future economic or political instability in these nations will have a material adverse impact on ours ability to conduct business or on our financial condition. Economic instability may encompass unstable price levels such as inflation, unstable interest levels or rates, fluctuation of capital, and social unrest that could adversely affect our operations and performance.

The present rates of inflation in Israel, India, Philippines and Ukraine are under control, and we don't expect that they will materially adversely affect our financial condition. However, it is impossible to predict the future development of the rates of inflation and their influence on our future financial condition. On numerous occasions in the past, high rates of inflation have occurred in some of the above mentioned countries. High inflation may reoccur in the future, causing insecurity and uneasiness in the local populace in general, including our employees. In these situations, there is often concern about the increasing cost of living and attempts to keep pace with it. This situation by itself might adversely affect our performance. Whenever the currency exchange rate does not proportionally match inflation, as it has happened as a matter of governmental policy in several countries, generally there is an increase in the costs to the Company in U.S. dollars. Such increases in costs might materially adversely affect our financial condition. Presently, we do not have a hedging policy for protection against changes in the dollar costs of our activities.

Changes and fluctuations in interest rates might affect our operations in the aforementioned countries. The changes in interest rates might create either investment or disinvestment that might affect the economy of an entire country, and thus also our employees. Because we finance most of our non-U.S. operations in U.S. dollars, and since we expect that this financing will continue in the future, we believe that local interest rate fluctuations will not have a material adverse impact on our financial condition.

The economic situation in some of these countries might eventually develop into extended social unrest. Such social unrest might materially adversely affect our financial performance and operations.

14.
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

15.	We have not entered into derivative transactions to hedge market risks , and market fluctuation may adversely affect our operations.

We have witnessed in the last years significant fluctuations between currencies, including significant variations in the value of the U.S. Dollar vis-à-vis other currencies. We cannot provide any assurance that future developments in each respective country, including the United States, will not generally have an adverse effect on our financial condition. On the other hand it is very difficult to foresee such developments. Presently we cannot anticipate whether we will enter into derivative transactions, such as foreign currency forward or option contracts, to hedge against known or forecasted market changes.

Risks Relating To Our Common Shares

16.	We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

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

17.
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

18.	Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

19.	We may issue shares of preferred stock in the future that may adversely impact the rights of the holders of our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.  Properties.

Our present principal office is located at 26 E. Hawthorne Avenue, Valley Stream, New York 11580. Our subsidiaries, Moregastech LLC and Primecyl, LLC, share the same office. There is no charge for the use of these facilities.

Our subsidiaries, Energtek Products Ltd., Gatal (Natural Gas for Israel) Ltd. and Angstore Technologies Ltd. share an office located at 94 Em Hamoshavot St., Petach Tikva 49527, Israel. Such office is subleased under a month-to-month sublease in the amount of approximately $10,000 per month.

On May 15, 2007, our subsidiary, Ukcyl Ltd., purchased an industrial building located in Perechin, Trans-Carpathian region, Ukraine. Such building is comprised of approximately 2,237 square meters. The purchase price of the building was $85,000.

Item 3. Legal Proceedings

On October 17, 2007, Ukcyl filed two legal demands with the Court for Commercial Demands at Perechyn, Ukraine, against Steatit - Open Joint Stock Company ("SOJSC"), the seller of a building that was bought by Ukcyl. In the demands, Ukcyl requested that the Court order the SOJSC to comply with the Sale-Purchase Agreement dated May 15, 2007, by removing machinery belonging to the SOJSC and demolishing an old building located on the premises. The location of the machinery and old building do not currently prevent us from constructing Ukcyl’s facility or commencing operations. The demands further requested that SOJSC be ordered to pay the Company’s legal expenses incurred in connection with these actions.

According to the decisions of the Court dated November 23, 2007, SOJSC was ordered to remove from the premises any object belonging to SOJSC and to demolish residuals of the old building. On January 11, 2008 the Department of the State Executive Service of the area opened an executive prosecution in pursuance of the order of the Court. To date, all equipment of SOJSC has been removed from the premises. With respect to demolishing the old building, SOJSC appealed the decision of the Court to the Lviv Court of Appeal (Court of Appeal). On February 12, 2008, the Court of Appeals ordered the dismissal of the appeal upon SOJSC’s request. The old building does not currently prevent Ukcyl from constructing the Company’s facility or commencing operations.

On January 3, 2008 the SOJSC filed a lawsuit with the Court for Commercial Demands - against Ukcyl concerning recognition of invalidity of certain clauses and appendix of the Agreement in the issues related to the purchased premises. On February 5, 2008 the case was closed due to the SOJSC’s failure to appear at the Court session.

Other than as disclosed above, there are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board under the ticker symbol EGTK. There has been no active trading in the Company’s securities. The table below sets forth the range of quarterly high and low closing bids for the Company’s common stock since July 13, 2007 when a quote was first obtained on the Over the Counter Bulletin Board. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2007	December 31	1.70	1.15
	September 30	1.85	1.05
	June 30	N/A	N/A
	March 31	N/A	N/A

Holders

As of March 23, 2008, there were 71,111,259 common shares issued and outstanding, which were held by 126 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, there were Equity Compensation Plans in place for Board Members and for members of the Advisory Board. The plans were authorized by our Board of Directors on January 2007, providing for the following:

•
Members of the Board of Directors would be entitled to receive 150,000 warrants, vesting over a period of 24 months, each warrant exercisable for a common share at the price of $0.36. The exercise period is the year in which the vesting takes place plus additional five years.

•
Members of the Advisory Board would be entitled to receive 102,000 warrants, vesting over a period of 24 months, each warrant exercisable for a common share at the price of $0.36. The exercise period is current year plus additional five years.

In addition, our Board has recently authorized a Compensation Plan for Mr. Eliezer Sandberg serving as Active Chairman of the Board. The plan provides, among others, for the issuance of warrants as follows:

•	50,000 warrants with exercise price of $0.36 vesting on June 30, 2008, exercisable until June 30, 2011
•	50,000 warrants with exercise price of $0.36 vesting on April 30, 2009, exercisable until March 31, 2012
•	50,000 warrants with exercise price of $0.36 vesting on April 30, 2010, exercisable until March 31, 2013
•	120,000 warrants with exercise price of $0.50 vesting on March 31, 2009, exercisable until March 31, 2012
•	115,000 warrants with exercise price of $0.50 vesting on March 31, 2010, exercisable until March 31, 2013
•	115,000 warrants with exercise price of $0.50 vesting on March 31, 2011, exercisable until March 31, 2014

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In addition to what has been disclosed in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2007, May 25, 2007, June 20, 2007 and August 28, 2007, in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 2, 2007, and the Quarterly Reports on Form 10-QSB filed with the SEC on May 16, 2007, August 10, 2007 and November 14, 2007, the Company sold the following unregistered securities during the fiscal year ended December 31, 2007:

On October 1, 2007, we entered into agreement with American Capital Ventures Inc. (“ACV”), to provide the Company with investor relations consulting services. In consideration therefore, the Company agreed to issue up to an aggregate of 150,000 shares of its common stock and warrants entitling ACV to purchase up to an aggregate of 100,000 restricted shares of our common stock at an exercise price of $1.05 per share. As of October 3, 2007 the Company issued to ACV total amount of 75,000 shares of its common stock. Total amount of $56,250 was charged to G&A expenses.

On November 29, 2007, the Company raised an additional $60,000 by selling to one purchaser a total of 80,000 units of the Company’s securities, each unit consisting of one share of common stock and one warrant, which was designated the Class 2007-J. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.50 until February 28, 2011. The purchase price paid to the Company for each unit was $0.75. Commissions in the amount of $ 3,000 were due and additional 4,000 shares of the Company’s common stock were issued as commission. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchasers represented to us that such purchasers were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchasers were outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. A commission in cash amount of $3,000 and additional 4,000 shares of our common stock were issued as commission.

Between January 1, 2008 and March 12, 2008, we raised an aggregate of $255,000 by selling to purchasers an aggregate of 340,000 units of the Company’s securities, each unit consisting of one share of common stock and one warrant, designated Class 2007-J Warrant. Each Class 2007-J Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.50 until February 28, 2011. The purchase price paid to the Company for each unit was $0.75. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchasers represented to us that such purchasers were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchasers were outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions in cash, in the amount of $12,750 are to be paid on the said fund raising and additional 17,000 shares of our common stock are to be issued as commission.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements contained in this Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Energtek, Inc. and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

Our Company develops advanced naturals gas storage and transportation technologies and supplies products to create energy provision solutions to the motor vehicle and industrial markets. Products include Gas Storage Tanks, Vehicle Conversion systems, Filling Stations and Bulk Transportation Equipment. The Company’s proprietary customized solutions enable transporting NG from the production field or pipeline to the final user, providing to consumers the benefits of NG. Our proprietary solutions are customized to meet the needs of dynamic Natural Gas markets. The Company is focusing its development efforts toward specific market sectors and niches, which will immediately profit from ANG breakthrough technology.

Plan of Operation

Energtek is specifically targeting its technology penetration in the following markets:

•	2- and 3-Wheel Vehicle Market, Particularly in Asia
•	Pipeless Gas Supply Markets

FIT (Fast Interchangeable Tanks) NGV Solution – Our FIT system is the first commercial ANG fueling technology to penetrate the 2- and 3-wheel vehicle market. The Company intends to provide fuel for fleets of 2- and 3-wheelers (motorcycles and tricycles) through the manufacture, filling and distribution of small interchangeable low-pressure NG cylinders. The FIT process completely eliminates the high investment costs of local refueling infrastructure.

LMP (Low-pressure Mobile Pipeline) Bulk Transportation Solution – We provide a cost efficient NG supply solution to industrial consumers that are not connected to pipeline infrastructure. The Company has developed proprietary equipment to deliver directly to consumers. LMP technology has both road and marine applications, and provides delivery solutions for stranded and associated gases.

We launched the world’s first commercial ANG project for 2- and 3-wheel vehicles in the Philippines. The project was successfully launched in cooperation with the Department of Energy and the Philippine National Oil Company in December 2007.

We are leveraging our proprietary ANG technology solutions to distribute clean energy, with a particular focus on the 2- and 3-wheel market in Asia (FIT), and industrial customers not connected to pipeline infrastructure (LMP).

Specific FIT and LMP business development efforts are ongoing in several countries: Philippines, India, Israel, Thailand, and Indonesia.

Over the next twelve months, we intend to continue investing and engaging in the field of natural gas and clean energy technologies, initially focusing on activities related to natural gas. We intend to develop the activities in which we have invested and increase our research and development efforts. We also intend to continue analyzing a series of issues, markets, projects and investments proposed to us in areas related to clean energy technologies. We anticipate entering into additional agreements with experts and consultants in the relevant areas, in order to perform evaluations of the proposals. Such evaluation process may include in some cases the performance of evaluation experiments, which may require entering into subcontracting agreements with laboratories and companies capable of performing the same. We expect that once a proposal/project is identified as being of interest to us, we will enter into development activities and/or will purchase a stake in such activities and/or will invest in such activities.

We are contemplating the opening of subsidiaries in the Philippines and in the European Union. The expansion of activities that already took place and those that are planned will require the expansion of the teams of the Company and its subsidiaries.

In the last period our engineering and PR teams have been enlarged. We expect further enlargements of the engineering team, the R&D team, the team in the Philippines, the team in India, the business development team and others teams.

Results of Operations

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

Consulting Expenses. During the fiscal year ended December 31, 2007, we incurred $1,055,430 in consulting expenses. These expenses consist primarily of expenses incurred for the analyses of clean energy technologies, processes and business opportunities, as well as in depth analyses of natural gas storage systems and production processes for such systems.

Research and Development expenses. During the fiscal year ended December 31, 2007, we incurred $1,330,835 in research and development expenses.

General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $1,445,451 for the annual period ending December 31, 2007.

Interest Income, net. The Company recorded net interest income of $31,661 during the year ended December 31, 2007.

Liquidity and Capital Resources

We have never had any revenues. Our cash balance at December 31, 2007 was $2,527,681. As of March 9, 2008 our un-audited cash balance is approximately $2,001,975. In order to implement our business plans, we may need to raise additional funds over the next twelve months. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

For the fiscal year ended December 31, 2007, the Company recorded a net loss of $3,763,375 and an accumulated deficit of $4,706,360. The Company's consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is working on the basis of a budget that will enable it to operate during the coming year. However the Company will need additional working capital for its future planned expansion activities and to service its debt, which raises doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient capital to be successful in that effort. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

Our wholly-owned subsidiary UkCyl Ltd has total commitments for the acquisition of the equipment in amount of $273,660 (not including value added taxes) as follows:

On April 17, 2007, UkCyl entered into a Purchase Agreement with Pavlograd Plant for Technological Equipment, a Ukrainian limited liability company (“Pavlograd”). Pursuant to such agreement, Pavlograd agreed to sell to UkCyl certain machinery. The aggregate purchase price to be paid by UkCyl to Pavlograd for such machinery is approximately $343,000. Up to March 9, 2008 the company has paid to Pavlograd total $174,340 (not included value added taxes) according to the progress in the done work.

On September 26, 2007, UkCyl entered into an agreement with Dynatech Furnaces (Bombay) Pvt. Ltd. (“Dynatech”) to purchase a high pressure steel seamless Cylinder Heat Treatment Furnace Line (the “Agreement”). UkCyl is to pay a total purchase price of $190,000, which will be paid in three installments at specified intervals. The first installment, in the amount of $85,000, was paid to Dynatech within 10 weeks following execution of the Agreement. Upon payment of the first installment, the two directors of Dynatech have executed a personal guarantee, guaranteeing the performance of Dynatech pursuant to the Agreement. This guarantee is in the amount of $85,000 and will be expire upon the inspection by Ukcyl of the equipment at Dynatech’s facility in India.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue and research and development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Acquisition

During 2007 the Company has purchased 100% of Angstore technologies Ltd. The acquisition was accounted for as a purchase business combination. The consideration paid in the acquisition has been accounted for under FAS141 "Business Combinations". The Company allocated total amount of 1,074,417 to IPRD and expended it immediately in accordance with fin 4 (Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (An Interpretation of FASB Statement No. 2)).

Share-Based Payments

We acquired Gatal by purchasing from MoreGasTech all of its shares of Gatal's capital stock, paying by issuing Class 2007-A stock purchase warrants (the "Class 2007-A Warrants"). The Company recorded stock-based compensation of $138,730 related to the acquisition of Gatal.

We issued total amount of 816,000 of Class 2007-C Warrants to the members of our Advisory Board. The Company recorded stock-based compensation of $100,000 related to the services received from members of Advisory Board.

We issued 100,000 Class 2007-F warrants to the formerly CEO of the Company in recognition for the achievements and performance of the Company during the period in which he served as CEO. We recorded total amount of $57,491 related to that compensation.

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

Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.  SFAS 141(R) may not be adopted early.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies whenever existing accounting pronouncements require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  We do not expect the adoption of SFAS 159 will have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ENERGTEK INC.

We have audited the accompanying consolidated balance sheet of Energtek Inc. as of December 31, 2007, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended and for the period from inception of the development stage entity ( September 30,2006) through December 31,2007 . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audits. We did not audit the financial statements of the subsidiary, which statements constitute approximately 14% of the total consolidated assets of December 31, 2007 .Those statements were audited by other auditor whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included for a subsidiary, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditor provide a reasonable basis for our opinion.
In our opinion, based on our audit and the reports of other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007, and the results of its operations and its cash flows for the period from inception (September 30, 2006) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, The Company suffered from recurring losses and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 26, 2008

Ziv Haft
Certified Public Accountants (Isr.)
BDO member firm

Madsen & Associates CPA’s, Inc.
684 East Vine Street. #3
Murray, Utah 84107

To Stockholders
Energtek Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Energtek Inc. as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energtek Inc. as of December 31, 2006 and the results of its operations and cash flows for the period, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 13 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
March 26, 2008

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

	As Of December
	Note	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents		2,527,681	287,301
Accounts Receivable	2	410,843	53,264
Total current assets		2,938,524	340,565

DEPOSITS		33,337	-
FIXED ASSETS, NET	1;3	185,577	2,882
INVESTMENTS:
Investments in Shares	4	24,500	-
Patent rights	5	41,920	-
		66,420	-
TOTAL ASSETS		3,223,858	343,447

LIABILITIES AND SHAREHOLDER EQUITY
CURRENT LIABILITIES
Related Party		-	8,000
Account payable and Accrued Liabilities	6	708,413	32,431
TOTAL CURRENT LIABILITIES		708,413	40,431

SHAREHOLDER EQUITY	7
Preferred Stock: $0.001 par value; 5,000,000 authorized,
none issued and outstanding
Common Stock: $0.001 par value; 750,000,000 authorized, 70,754,259 issued and outstanding		70,754	48,993
Additional Paid-in Capital		7,251,051	1,197,007
Accumulated Deficit		(4,806,360)	(942,984)
TOTAL SHAREHOLDER EQUITY		2,515,445	303,016
Total Liabilities and Stockholders' Equity		3,223,858	343,447

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	Year Ended December 31		From inception of the development stage entity until December 31,
		2007	2006	2007
Revenues		-	-	-
Operating Expenses:
Consulting		1,055,430	225,931	1,237,361
Consulting-Related parties		-	152,450	122,900
Research and Development expenses		1,330,835	-	1,330,835
Market Research		-	23,347	-
Market Research- Related parties		-	137,050	120,020
General and administrative expenses	8	1,445,451	161,528	1,530,825
Total Operating Expenses		3,831,715	700,306	4,341,940
Net loss from operations		(3,831,715)	(700,306)	(4,341,940)
Other Income
Interest Income (losses),net		(31,661)	3,141	(29,097)
Investments impairment		-	(50,000)	(50,000)
Patent impairment		-	(100,000)	(100,000)
Total other income(expenses)		(31,661)	(146,859)	(179,097)
Net Loss		(3,863,376)	(847,165)	(4,521,037)
Weighted Average Shares Common Stock Outstanding		59,531,120	29,174,637
Net Loss Per Common Share
(Basic and Fully Diluted)		(0.06)	(0.03)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
From January 1,2005 through December 31,2007

	Shares Issued	Par Value $0.001 Per share	Additional Paid-In Capital	Retained deficit	Total
Balance as at January 1, 2005	38,520,000	38,520	(12,520)	(53,521)	(27,521)
Issuance of common stock	6,390,000	6,390	64,610	-	71,000
5 for 1 forward stock split-July 21,2005
Cancellation of shares - split adjustment	(16,897,500)	(16,897)	16,897		-
Net Loss for the year				(42,298)	(42,298)
Balance as at December 31, 2005	28,012,500	28,013	68,987	(95,819)	1,181
Cancellation of shares March 14	(4,500,000)	(4,500)	4,500	-	-
3 for 2 forward Stock Split March 25
Issuance of common stock for cash, August -September	17,400,000	17,400	727,600		745,000
3 for 1 forward stock split-October 30
Issuance of common stock for services December	2,880,000	2,880	141,120		144,000
Issuance of common stock for cash December	3,200,000	3,200	156,800		160,000
Issuance of common stock for acquisition of a patent, December 31	2,000,000	2,000	98,000		100,000
Net Loss for the year	-	-	-	(847,165)	(847,165)
Balance as at December 31, 2006	48,992,500	48,993	1,197,007	(942,984)	303,016
Issuance of common stock for cash, January	1,040,000	1,040	50,960	-	52,000
Issuance of common stock for cash,February 16	1,111,111	1,111	398,889	-	400,000
Issuance of common stock for cash,February 23 -July 31	7,382,524	7,382	3,683,880	-	3,691,262
Issuance of common stock for completion of acquisition of Angstore Technologies Ltd, August 23	550,000	550	274,450		275,000
Issuance of common stock for cash,November	80,000	80	59,920	-	60,000
Warrants exercise	11,149,998	11,150	1,283,850		1,295,000
Redemption of warrants			(250,000)		(250,000)
Issuance of common stock for services	448,126	448	552,095		552,543
Net Loss for the year	-	-	-	(3,863,376)	(3,863,376)
	70,754,259	70,754	7,251,051	(4,806,360)	2,515,445

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31		From inception of the development stage entity until December 31,
	2007	2006	2007
Cash Flows from Operating Activities:

Net Loss	(3,863,376)	(847,165)	(4,521,037)

Adjustments to reconcile net loss to net cash
Provided be operating activities:
Depreciation and Amortization	1,119,635	73	1,119,708
Accumulated interest on loans and linkage differences	41,876		41,876
Impairment and Adjustments of Patent	2,147	100,000	102,147
Impairment of Option Investment	-	50,000	50,000
Non-employees' share compensation	552,543	144,000	696,543
Severance pay liability	(11,295)	-	(11,295)
Decrease (Increase) in accounts receivable	(84,759)	(53,264)	(126,805)
Accounts payable and accrued liabilities	45,834	40,431	7,962
Net cash used in Operating Activities	(2,197,395)	(565,925)	(2,640,901)

Cash Flows to Investing Activities:
Investment in newly-consolidated subsidiaries and purchase of newly-activity (Appendix A)	(160,688)	-	(160,688)
Investment in shares	(24,500)	-	(24,500)
Investment in Option	-	(50,000)	(50,000)
Deposit	(29,646)	-	(29,646)
Advances paid to suppliers of fixed assets	(259,340)	-	(259,340)
Purchase of fixed assets	(116,313)	(2,955)	(119,268)
Net cash used in Investing Activities	(590,487)	(52,955)	(643,442)

Cash Flows from Financing Activities:
Issuance of common stock	4,203,262	905,000	4,363,262
Warrants exercise	1,295,000	-	1,295,000
Redemption of warrants	(250,000)	-	(250,000)
Loan proceeds	-	-	-
Repayment of loan	(220,000)	-	(220,000)
Net cash from Financing Activities	5,028,262	905,000	5,188,262

Net Increase (Decrease) in Cash	2,240,380	286,120	1,903,919

Cash at Beginning of Period	287,301	1,181	623,762

Cash at End of Period	2,527,681	287,301	2,527,681

APPENDIX A - INVESTMENT IN NEWLY-CONSOLIDATED SUBSIDIARIES AND PURCHASE OF ACTIVITY:

	Year Ended December 31		Since the beginning of the development stage entity until December 31,
	2007	2006	2007
Working capital, other than cash	751,490	-	751,490
Property and equipment	(79,989)	-	(79,989)
Patent rights	(44,067)	-	(44,067)
IPRD	(1,074,417)	-	(1,074,417)
Non-current liabilities	11,295	-	11,295
Company shares issued upon acquisition	275,000	-	275,000
Net cash used in acquisition	(160,688)	-	(160,688)

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business Organization and Summary of Significant Accounting Policies

About Energtek

Energtek provides proprietary solutions to meet the technical, economical and logistical challenges of Natural Gas (NG) delivery for vehicles worldwide, with a major focus on the 2- and 3-wheel vehicles market.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Inception of Development Stage

The cumulative data from inception of the development stage entity is presented since September, 2006, when the Company changed its area of activities to clean energy related technologies.

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

Fair Value of Financial Instruments

The carrying value of current assets and liabilities approximated their fair values as of December 31, 2007.

Financial and Concentration Risk

The Company does not have any concentration or related financial credit risk.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -Summary of Significant Accounting Policies (Cont.)

Fixed Assets:
Fixed assets are stated at cost.
Cost is depreciated by the straight-line method on the basis of the estimated useful life of the assets. Estimated useful lives are as follows:

Useful Life - Years

Building and Land Improvements*	25
Computers and peripheral equipment	3
Instruments and laboratory equipment	5-7
Furniture and office equipment	15
Motor vehicles	7
Patent**	10

* As of December 31, 2007 the Company did not start production in its plant in Ukraine, where the production line is under construction. The building, land improvements, prepayments for machinery and equipment were not depreciated.
** The patent is not part of Fixed Assets

Presentation

According to EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)".
The Company can choose gross or net presentation. The policy of the company to present all expense items Net in the income statement.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Energtek Inc., its wholly owned subsidiaries Energtek Products Ltd., Gatal (Natural Gas for Israel) Ltd., MoreGasTech LLC, Primecyl LLC , Ukcyl Ltd. and the newly acquired Angstore Technologies Ltd. .All inter-company transactions have been eliminated. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the yearly periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

Stock Issued for Services

The value of stock issued for services is based on management’s estimate of the fair value of the Company’s stock at the date of issue or the fair value of the services received, whichever is more reliably measurable in accordance with EITF 96-18. The fair value of each stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of share prices for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant. The fair value of options granted during the year ended December 31, 2007 was estimated using the following assumptions: (a) average expected term of the option of 4.68 years (b) average risk free interest rate of 4.15% (c) dividend yield of 0% and (d) volatility of 107%.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies (Cont.)

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

Recently issued accounting pronouncements:

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. This standard establishes a framework for measuring fair value and expands related disclosure requirements; however, it does not require any new fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively (with a limited form of retrospective application). On February 12, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2, which delays the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements. As applicable to the Company, FAS 157, except as it relates to non-financial assets and liabilities as noted in proposed FSP FAS 157-b, will be effective as of the year beginning January 1, 2008. The Company does not expect the partial adoption of this statement to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure various financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-3 provides guidance on the capitalization of non-refundable advance payments for goods and services to be used in future research and development activities, until such goods have been delivered or the related services have been performed. As applicable to the Company, this pronouncement will be effective as of the year beginning January 1, 2008. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued FAS 141 (revised 2007) (“FAS 141R”), “Business Combinations”. FAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Key changes include: acquired in-process research and development will no longer be expensed on acquisition, but capitalized and amortized over its useful life; fair value will be based on market participant assumptions; acquisition costs will be expensed as incurred; restructuring costs will generally be expensed in periods after the acquisition date. Early adoption is not permitted. As applicable to thr Company, this statement will be effective as of the year beginning January 1, 2009. The Company believes that the adoption of FAS 141R could have an impact on its consolidated financial statements; however, the impact would depend on the nature, terms and magnitude of acquisitions it consummates in the future.

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin 51” (“FAS 160”), which establishes accounting and reporting standards for non-controlling interests in a subsidiary and deconsolidation of a subsidiary. Early adoption is not permitted. As applicable to The Company, this statement will be effective as of the year beginning January 1, 2009. The Company is currently evaluating the potential impact the adoption of FAS 160 would have on its consolidated financial statements.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies (Cont.)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) relating to the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options. SAB 107 previously allowed the use of the simplified method until December 31, 2007. SAB 110 allows, under certain circumstances, to continue to accept the use of the simplified method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

Note 2 – Accounts receivable:	December 31
	2007	2006
Comprise:	(U.S.$)

Vat Refund Receivable	127,296	37,879
Advances paid to suppliers	274,150	15,385
Prepaid Expenses	7,500	-
Others	1,897	-
	410,843	53,264

Note 3 – Fixed Assets:	December 31
	2007	2006
Comprise:	(U.S.$)

Building and Land Improvements	112,766	-
Machinery, equipment and other	51,046	-
Motor vehicles	36,310	-
Office equipment	27,992	2,955
Fixed assets	228,114	2,955

Accumulated depreciation	(42,537)	(73)

Fixed assets less accumulated depreciation	185,577	2,882

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment in Equity Securities

Investment in MoreGasTech India Private Limited:

On March 30, 2007, our wholly owned subsidiary Moregastech LLC entered into a Collaboration Agreement with Moregastech (India) Private Limited and Mahinder Singh Khatkar.  Pursuant to such agreement, we agreed to acquire 50% of the ownership of Moregastech India Private Limited.  In consideration therefore, we agreed to pay such Company a purchase price of 4,100,000 Indian Rupees (approximately $93,300), payable by the issuance of equity capital or unsecured loans in the amount of such purchase price.  Moregastech India Private Limited is a development stage company and has not started any business activities as of December 31, 2007. The total amount of $24,500 was paid on behalf of this investment.

Investment in Gatal Ltd:

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

The fair value of each of the aforementioned stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of the share price for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant. The fair value of options granted during the year ended December 31, 2007 was estimated using the following assumptions: (a) average expected term of the option of 5 years (b) average risk free interest rate of 4.78% (c) dividend yield of 0% and (d) volatility of 107%.

The Company recorded stock-based compensation of $138,730 related to the acquisition of Gatal.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment in Equity Securities (Cont.)

Investment in Angstore Technologies Ltd:

Between November 8, 2006 and June 25, 2007, the Company had purchased an aggregate 7,364 shares representing of 45% of issued and outstanding common stock of Angstore Technologies Ltd., (“Angstore”) an Israeli company engaged in the development of Adsorbed Natural Gas systems and other clean energy technologies relating to natural gas vehicles, pursuant to, and in accordance with, the Letter of Agreement, dated November 8, 2006, between the Company and Angstore. The aggregate purchased priced for these shares was $ 270,075.

On June 29, 2007 the company had purchased an aggregate of 4,000 shares of Angstore’s common stock at a price per share of $27.50 for an aggregate amount of $110,000, pursuant to, and in accordance with the Investment Agreement, which Company entered with Angstore. As of June 30, 2007 the Company owned 11,364 out of the 20,364 of Angstore’s issued and outstanding common stock, representing approximately 55.8% of Angstore’s total issued and outstanding shares.

Between July 1, 2007 and August 31, 2007, the company had purchased an aggregate of 12,364 shares of Angstore’s common stock, pursuant to, and in accordance with the Investment Agreement, which Company entered with Angstore on June 29, 2007.at a price per share of $27.50 for an aggregate amount of $340,010

On August 23, 2007, the Board of Directors of the Company approved an agreement with Radel LLC, a New York limited liability company (“Radel”), to acquire all of the shares of Angstore owned by Radel. On August 27, 2007, the Company entered into a Share Purchase Agreement with Radel pursuant to which the Company purchased the 9,000 shares of common stock of Angstore owned by Radel. The purchase price to be paid in exchange for the purchased shares was $275,000, which was paid by issuing 550,000 shares of the Company’s common stock to Radel.

With the completion of the Radel and Angstore transactions discussed above, the Company has acquired all of the outstanding common stock of Angstore. Accordingly, Angstore has become a wholly owned subsidiary of the Company.

The acquisition was accounted for as a purchase business combination. The consideration paid in the acquisition has been accounted for under FAS141 "Business Combinations". The Company allocated total amount of 1,074,417 to IPRD and expended it immediately in accordance with fin 4( Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (An Interpretation of FASB Statement No. 2))

Note 5 – Patent

The Company has rights for the “Storage systems for absorbable gaseous fuel and methods of producing the same” patent application. This patent application provides protection to the inventions and know-how of the Company relating to certain design principles and manufacturing methods of the gas tank being developed by the Company, intended for storage of natural gas on the basis of the Adsorbed Natural Gas storage technology. The Company entered into the process of registration of the patent application in several countries. The registration fees for these registrations were capitalized to other assets.

Comprise:	December 31, 2007
(U.S.$)

Cost	47,342
Less - accumulated amortization	(5,422)
41,920

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Account payable and Accrued Liabilities:	December 31
	2007	2006
Comprise:	(U.S.$)
Employees and Employee institutions	82,797	9,942
Service providers	38,681	13,140
Short Term Loans	468,965	-
Accrued expenses and others	117,970	9,349
	708,413	32,431

Note 7 - Stockholders Equity

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

On February 23, 2007, we raised $250,000 by selling to a purchaser 500,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $250,000. A commission in cash amount of $12,500 and additional 25,000 shares of our common stock were issued as commission.

 On March 6, 2007, we raised $29,762 by selling to a purchaser 59,524 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $29,762.. A commission in cash amount of $1,488 and additional 2,976 shares of our common stock were issued as commission.

On March 16, 2007, we raised $34,000 by selling to a purchaser 68,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $68,000. A commission in cash amount of $1,700 and additional 3,400 shares of our common stock were issued as commission.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders Equity (Cont.)

On March 27, 2007, we raised $287,000 by selling to a purchaser 574,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $287,000. A commission in cash amount of $14,350 and additional 28,700 shares of our common stock were issued as commission.

On March 28 and March 29, 2007, we raised $70,000 by selling to purchasers 140,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009. The purchase price paid to the Company for each unit was $0.50, amounting in the aggregate to $70,000. Commissions in cash amount of $3,500 and additional 7,000 shares of our common stock were issued as commission.

On April 26 and April 27, 2007, we raised $230,000 by selling to purchasers 460,000 units of the Company’s securities. Commissions in cash amount of $11,500 and additional 23,000 shares of our common stock were issued as commission.

On May 21, 2007, we raised $200,000 by selling to a purchaser 400,000 units of the Company’s securities. A commission in cash amount of $10,000 and additional 20,000 shares of our common stock were issued as commission.

Between May 24, 2007 and May 30, 2007, we raised an aggregate of $850,000 by selling to three purchasers an aggregate of 1,700,000 units of the Company’s securities. Commissions in cash amount $42,500 and additional 85,000 shares of the Company’s common stock were issued to as commission.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders Equity (Cont.)

On June 19, 2007, the Company raised an additional $500,000 by selling to two purchasers a total of 1,000,000 units of the Company’s securities. Commission in cash amount of $25,000 was paid and additional 50,000 shares of the Company’s common stock were issued to a as commission.

In all the preceding transactions between April 26 and June 19, each unit consisted of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until June 30, 2008 (extended by the Company to December 31, 2008). Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until December 31, 2009 (extended by the Company to June 30, 2010). The purchase price paid to the Company for each unit was $0.50.

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

On July 19, 2007, the Company raised an additional $620,000 by selling to one purchaser a total of 1,240,000 units of the Company’s securities, each unit consisting of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. The Class 2007-D and Class 2007-E Warrants issued with respect to this transaction bear different expiration dates than the Class 2007-D and Class 2007-E Warrants referenced above. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until December 31, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until June 30, 2010. The purchase price paid to the Company for each unit was $0.50. Commissions in cash amount of $ 31,000 and additional 62,000 shares of the Company’s common stock were issued as commission.

On July 29 and July 31, 2007, the Company signed subscription agreements for additional $620,500 to be paid to the Company not later than August 17, 2007, by selling to two purchasers a total of 1,241,000. Commissions in cash amount of $ 31,025 and additional 62,050 shares of the Company’s common stock were issued as commission.

In the preceding transactions since July 19 to July 31, each unit consisted of one share of common stock and two warrants, one of which was designated the Class 2007-D Warrant and the other the Class 2007-E Warrant. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $0.75 until December 31, 2008. Each Class 2007-E Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.05 until June 30, 2010. The purchase price paid to the Company for each unit was $0.50.

On August 22, 2007, the Company received an aggregate of $1,295,000 from several warrantholders as a result of the exercise of a total of 3,716,666 warrants. The warrantholders exercised 2,516,666 Class A warrants at $0.10 per share for 7,549,998 common shares, and 1,200,000 Class B warrants exercisable at $0.15 per share for 3,600,000 common shares. Accordingly, the Company issued an aggregate of 11,149,998 shares of its common stock to the exercising warrantholders

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders Equity (Cont.)

On October 1, 2007, we entered into agreement with American Capital Ventures Inc. ("ACV"), to provide the Company with investor relations consulting services. In consideration therefore, the Company agreed to issue up to an aggregate of 150,000 shares of its common stock and warrants entitling ACV to purchase up to an aggregate of 100,000 restricted shares of our common stock at an exercise price of $1.05 per share.
As of October 3, 2007 the Company issued to ACV, regarding past services, total amount of 75,000 shares of its common stock. Total amount of $56,250 was charged to G&A expenses.
.The agreement was suspended on January 1, 2008 for a period of three months.

On November 29, 2007, the Company raised an additional $60,000 by selling to one purchaser a total of 80,000 units of the Company’s securities, each unit consisting of one share of common stock and one warrant, which was designated the Class 2007-J. Each Class 2007-D Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.5 until February 28, 2011. The purchase price paid to the Company for each unit was $0.75. Commissions in cash amount of $ 3,000 and additional 4,000 shares of the Company’s common stock were issued as commission.

Note 8 - General and administrative expenses:	December 31
	2007	2006
Comprise:	(U.S.$)
Salary	743,294	56,153
Start-up costs	138,730	-
Travel expenses	239,262	1,866
Accounting & Legal services	111,610	55,641
Vehicle expenses	71,464	6,404
Advertising & Promotion	62,600	-
Office & Others	78,491	41,464
	1,445,451	161,528

Note 9 - Compensation to Directors, Advisory Board and Officers

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

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Compensation to Directors, Advisory Board and Officers (cont.)

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

3) On January 17, 2007, the Board of Directors of the Company set the terms of compensation for the Advisory Board of the Company for the period commencing as of January 1, 2007. Commencing as of such date, each member of Advisory Board of the Company shall be entitled to the following compensation: (i) $500 per participation at each meeting of the Board of Directors; and (ii) 102,000 stock purchase warrants designated as "Class 2007-C Warrants," which will vest pro-ratably in 24 equal and consecutive monthly amounts of 4,250 Class 2007-C warrants, commencing on the last day of the nomination month and continuing on the same day of each subsequent month. Each Class 2007-C Warrant shall grant to the holder thereof the right to purchase one share of common stock of the Company at an exercise price equal to $0.36 per share, exercisable from the date such warrant vests until December 31st of the fifth calendar year following the year in which the warrant vested.

4) On October 15, 2007, Doron Uziel was issued additional 100,000 Class 2007-F warrants in recognition for the achievements and performance of the Company during the period in which Mr. Uziel served as CEO.

5) During the year ended December 31, 2007, the Company recorded stock-based compensation of $170,000 related to the compensation to directors, advisory board and officers.

6) The fair value of each of the aforementioned stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of the share price for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant.

7) The fair value of options granted during the year ended December 31, 2007 was estimated using the following assumptions: (a) average expected term of the option of 4.28 years (b) average risk free interest rate of 4.15% (c) dividend yield of 0% and (d) volatility of 107%.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Compensation to Directors, Advisory Board and Officers (cont.)

8) The following table summarizes the changes in the above stock options for the year ended December 31, 2007:

	Options	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars )
Outstanding at January 1, 2007	-	-	-	-

Granted - below market price	1,488,000	$0.32	4.68	88,560

Outstanding at December 31, 2007	1,488,000	$0.32	4.68	88,560

Exercisable at December 31, 2007	829,541	$0.29	4.68	55,439

Weighted-average fair value of options granted during the year	$0.24

9) As Of December 31, 2007 the total unrecognized compensation cost related to unvested options was $ 177,693 which will be recognized over 1.20 years period.

10) When the stock compensations are subject to graded vesting, the company recognizes the compensation cost at a straight line basis.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Deferred Income Taxes:

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2007 and 2006 the Company’s deferred taxes were in respect of the following:

	December 31
	2007	2006
	(U.S.$)
Net operating losses carry forwards	965,844	211,791
Valuation allowance	(965,844)	(211,791)
	-	-

Note 11 - Significant Transactions and Capital Commitments

On April 17, 2007, our wholly-owned subsidiary UkCyl Ltd (“UkCyl”), entered into a Purchase Agreement with Pavlograd Plant for Technological Equipment, a Ukrainian limited liability company (“Pavlograd”). Pursuant to such agreement, Pavlograd agreed to sell to UkCyl certain machinery. The aggregate purchase price to be paid by UkCyl to Pavlograd for such machinery is approximately $343,000. Up to December 31, 2007 the company has paid to Pavlograd total $174,340 (not included value added taxes) according to the progress in the done work.
On September 26, 2007, UkCyl entered into an agreement with Dynatech Furnaces (Bombay) Pvt. Ltd. (“Dynatech”) to purchase a high pressure steel seamless Cylinder Heat Treatment Furnace Line (the “Agreement”). UkCyl is to pay a total purchase price of $190,000, which will be paid in three installments at specified intervals. The first installment, in the amount of $85,000, was paid to Dynatech within 10 weeks following execution of the Agreement. Upon payment of the first installment, the two directors of Dynatech have executed a personal guarantee, guaranteeing the performance of Dynatech pursuant to the Agreement. This guarantee is in the amount of $85,000 and will be expire upon the inspection by Ukcyl of the equipment at Dynatech’s facility in India.
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

Total Commitments for the acquisition of the equipment are $273,660 (not including value added taxes)

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Commitments and Contingencies

Office of the Chief Scientist Grants and Technological Incubator A.T.I

Our wholly-owned subsidiary Angstore Technologies Ltd ’s (“Angstore”), research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) which have been got by the means of the Ashkelon Technological Incubator A.T.I ("the ATI"), in Ashkelon, Israel. In return for the OCS’s financing, the Company is committed to pay, by the means of the ATI, royalties to the Israeli Government at the rate of 3% for each of the first three years of revenues related to the technology developed with the support of the OCS, at the rate of 4% for each of the next three years (starting from the fourth year )and , at the rate of 5% from the seventh year onwards, up to 100% of the amount of the grants received. There are no future performance obligations related to the grants received from the OCS. During the years 2003-2005 Angstore received from the OCS office a total cumulative amount of 267,799$.

In addition, the Company is committed during the first seven years of research and development activity to manage activities in the area of Ashkelon, Israel. if not, the Company is committed to pay, in addition to the amount above, 1 % of the sales of its product up to the total of 500,000$.

Note 13 - Going Concern

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

Note 14 - Subsequent Events:

On October 17, 2007, our wholly-owned subsidiary UkCyl Ltd (“UkCyl”), filed two lawsuits with the Court for Commercial Demands at Transcarpathian province, Ukraine, (hereinafter - the Court) against Steatite - Open Joint Stock Company (hereinafter - Steatite), the seller of a building that was purchased by the Company on May 15, 2007 . In these lawsuits, UkCyl requested that the Court order Steatite to comply with the Sale-Purchase Agreement dated May 15, 2007 (hereinafter - the Agreement), by removing machinery belonging to Steatite and demolishing an old building located on the premises. According to the decisions of the Court dated 23.11.2007, Steatite was obliged to release the production premises from any objects belonging to Steatite and to demolish residuals of the old building. On January 9, 2008 the Court issued an order under the case concerning the liability of Steatite to release the production premises. On January 11, 2008 the Department of the State Executive Service of the area opened an executive prosecution in pursuance of the order of the Court .Presently all of production premises are completely released. Regarding the case of the demolishing old building the Steatite submitted the case appeal against the decision of the Court dated November 23, 2007 to the Lviv Court of Appeal (Court of Appeal). On February 12, the Court of Appeal ordered to dismiss the appeal upon Steatite’s request. Old building does not currently prevent UkCyl from constructing the UkCyl’s facility or commencing operations. . In these lawsuits the Court and the court of Appeal ordered Steatite to pay the UkCyl’s legal expenses incurred in connection with these actions.
On January 3, 2008 the Steatite filed lawsuit with the Court against UkCyl concerning recognition of invalidity of certain clauses and appendix of the Agreement in the issues related to the land. On February 5,2008 the case was closed due to the complainant’s failure to appear at the Court session.

Between January 1, 2008 and March 12, 2008, we raised an aggregate of $255,000 by selling to purchasers an aggregate of 340,000 units of the Company’s securities, each unit consisting of one share of common stock and one warrant, designated Class 2007-J Warrant. Each Class 2007-J Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.50 until February 28, 2011. The purchase price paid to the Company for each unit was $0.75. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchasers represented to us that such purchasers were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchasers were outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions in cash, in the amount of $12,750 are to be paid on the said fund raising and additional 17,000 shares of our common stock are to be issued as commission.

On March 5, 2008 our Board of Directors approved the nomination of Mr. Eliezer Sandberg as Active Chairman of the Board. The authorized compensation provides, among others, for the issuance of warrants as follows:

a.	50,000 (Fifty Thousand) warrants with exercise price of $0.36 vesting on June 30, 2008, exercisable until June 30, 2011
b.	50,000 (Fifty Thousand) warrants with exercise price of $0.36 vesting on April 30, 2009, exercisable until March 31, 2012
c.	50,000 (Fifty Thousand) warrants with exercise price of $0.36 vesting on April 30, 2010, exercisable until March 31, 2013
d.	120,000 (One Hundred Twenty Thousand) warrants with exercise price of $0.50 vesting on March 31, 2009, exercisable until March 31, 2012
e.	115,000 (One Hundred Fifteen Thousand) warrants with exercise price of $0.50 vesting on March 31, 2010, exercisable until March 31, 2013
f.	115,000 (One Hundred Fifteen Thousand) warrants with exercise price of $0.50 vesting on March 31, 2011, exercisable until March 31, 2014

In addition, the compensation plan allow for additional compensation, in part depending on the fulfillment of certain conditions addressing funds, as described in the Form 8-K filed by us on March 10, 2008, incorporated herein by reference.

On March 17, 2008 our Board of Directors has approved terms for cooperation with Confidence Petroleum India Limited, for activities in Asia and Europe, as described in the Form 8-K filed on the same day and incorporated herewith by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Change in Principal Independent Accountants

As disclosed in the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2007, on May 10, 2007, the Company changed its principal independent accountants from Madsen & Associates, CPA’s to Ziv Haft - BDO Member Firm.

Madsen & Associates, CPA’s had been the independent registered public accounting firm for the Company’s previous two fiscal years and for the period since then and until May 1, 2007. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Item 9A(T). Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer, together with our principal financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the end of the period covered by this Annual Report on Form 10-K and have concluded that the Company’s disclosure controls and procedures were partially ineffective, due to certain significant deficiencies in the Company’s internal controls over financial reporting, which only when aggregated may possibly be viewed as a material weakness in the Company’s internal control over financial reporting, as further described below. While we continue to improve policies and procedures in all areas with deficiencies in an ongoing manner, we are planning for the complete remediation of specific items in 2008.

(b)     Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is designed to provide reasonable assurance to our management and the board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may decline.

Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control - Integrated Framework. Management has identified the following significant deficiencies for the Company and its Sole Subsidiary as of December 31, 2006, Energtek Products Ltd, that only when aggregated, may possibly be viewed as a material weakness in the Company’s internal control over financial reporting as of December 31, 2007 and it is clarified that management did not identify any material weakness in its internal control over financial reporting:

1.
 Insufficient documentation of financial statement preparation and review procedures. The Company and its Subsidiaries employs policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, such controls and policies employed by the Company are not sufficiently documented.

2.
We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the Company's Management view that such committee, including a financial expert member, is utmost important entity level control over the Company's financial statement. To date the Company has not yet nominated an Audit Committee.

3.
We did not maintain proper segregation of duties for preparation of our financial statement - As of December 31, 2007 the entire process of financial statement preparation was carried out by a single person. This has brought several deficiencies:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company.

b.	Lack of control over consolidation of financial statement, and proper application of accounting policies.

4.
We do not have an effective control over our budget - The budget of the Company in 2007 was not reviewed throughout the year. Budget control activities were carried out, if at all, sporadically, inconsistently, and were not documented at all.

5.
We lack information technology controls and procedures -  In 2007 the Company lacked proper computer operations, change management and access to programs and data controls and procedure. Amongst other the Company lacked a proper data backup procedure, and while backup did take place in actual, we believe that it was not regulated by methodical and consistent activities and monitoring by the Company.

6.	We do not have adequate internal controls over financial statement consolidation- Consolidation of our financial statements was performed on spreadsheet and was therefore subject to potential errors.

(c)     Continuing Remediation Efforts to address deficiencies described above.

The Company is currently engaged in several activities of review, documentation and remediation of its disclosure control and procedures. In particular and in connection with the aforementioned significant deficiencies, the following remediation measures were taken:

1.	In 2008 our Board of Directors intends to nominate an audit committee.

2.
We have appointed additional personnel within the Financial Department including an in-house Bookkeeper and a Treasurer who performs as separate entity. These appointments will allow proper segregation of duties, as well as sufficient manpower for proper documentation.

3.
We are in the process of implementing a system with an advanced financial module that should enable us proper automated controls and procedures over financial records, including automated financials consolidation.

4.
We are currently engaged in thorough review and restatement of our IT Procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, privileges management, access control etc.

5.	In 2008 we intend to implement an annual budget, to be approved by the Board of Directors of the Company, as well as monthly budget control activity, comparing Budget vs. Actual.

This Annual Report does not include an attestation report of the Company’s registered public accounting form regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position
Lev Zaidenberg	53	Chief Executive Officer and Director
Doron Uziel	37	Treasurer
Yuri Ginzburg	67	Chief Technical Officer
Yishai Aizik	44	Secretary and Director
Eliezer Sandberg	46	Director
Dr. Zhenia Fleisher	59	Director

Lev Zaidenberg – A highly experienced international high-tech entrepreneur and manager, Mr. Zaidenberg co-founded Angstore Technologies in 2002, serving as CEO until October 2007. Lev Zaidenberg has been a director of Eurospark SA since September 2004. Prior to 2002, Mr. Zaidenberg started and managed several successful hi-tech companies in Israel, Europe and the USA. From 1984 to 2004, Mr. Zaidenberg served as consultant to the Israeli Defense Forces in computer auditing and security. He has received awards for inventive contributions and solutions by the Israeli Air Force and the Israeli Computer Society. Mr. Zaidenberg received a B.Sc. in Applied Mathematics and an MBA from Tel-Aviv University.

Doron Uziel – Mr. Uziel had held various positions as an executive officer and director of the Company. Mr. Uziel is presently the Treasurer of the Company on a full-time basis. Mr, Uziel has served as director of the Company between May 2006 and March 2008. He has served as CEO of the company on a part-time basis since May 2006 to October 2007. He has also held additional positions in the Company. Since 2005 until 2007 Mr. Uziel has been employed by TraceGuard Technologies Inc., a public company engaged in the development of homeland security technology. t. From 2004 until 2005, Mr. Uziel was employed by the Department of Doctrine in the IDF as a strategic consultant, and from 1999 until 2003, he was employed by Minibit Insurance Agency as the head of economic planning. Mr. Uziel received an MA in Economics from Tel Aviv University in 1993 and a BA in Economics from Tel Aviv University in 1992.

Prof. Yuri Ginzburg – Prof. Ginzburg has been serving as Angstore Technologies, Ltd.’s Chief Technical Officer since 2002. From 1998 to 2002, Prof. Ginzburg served as R&D Director in Barg Enterprises LTD, a company specializing in the transfer of technologies from former USSR countries. Since 1997, he has served as a Consultant for Rhyno Inc., USA, responsible for the development of off-road vehicles based on Russian-made chassis, Cummins engines and Allison transmissions. From 1995-1996, Prof. Ginzburg was a Project Coordinator in MIKIP LTD (Kazakhstan-Netherlands) responsible for the development and serial production of city buses in Kazakhstan, based on the DAF power pack. From 1992-1995 he taught at Haifa's Technion University, specializing in R&D of combat vehicles. From 1986-1991, Prof. Ginzburg served as Head of the Vehicle Department in the Research and Development Association of Motor Vehicle Industries, and was Vice-President of the "National Heavy Ground Vehicles Test Center" in Moscow, USSR Previously, he was a Professor in the Faculty of Ground Vehicles at Cheliabinsk Technical University. Prof. Ginzburg is the author of 18 patents and over 70 scientific works and holds a PhD / D.Sc in Mechanical Engineering.

Yishai Aizik – Mr. Aizik is an attorney. His specialization is in the area of Commercial Law. Mr. Aizik has been a member of the Israeli Bar Association since 1996, a Registered Foreign Legal Consultant of The State Bar of California since 2006 and a Notary Public of the State of California since 2006. Mr. Aizik received an L.L.B. in 1995 and an M.B.A. in 1999. In the years 2000 - 2006 Mr. Aizik was a Co-Founder and Senior Managing Partner in the law office ADAM (in Israel). In the years 1996 - 2000, he worked at the law office Amihud, Ben Porat & Co.

Eliezer (Moodi) Sandberg, Chairman – Mr. Sandberg is a former minister in the Israeli government, and long time member of Israeli Parliament. In 2004, Sandberg served as Minister of National Infrastructures (Energy & Water) and was Minister of Science and Technology in 2003-2004. Mr. Sandberg served in Knesset from 1992-2006, founding and holding numerous posts. During his tenure in parliament, Mr. Sandberg has been the Founder and Chairman of the Israeli Parliament Subcommittee on Hi-Tech. Additionally, he served as Chairman of the Israel-Vietnam Friendship Union, Chairman of the Israel-Brazil Friendship Union, as well as Founder and Chairman of the Israel-Africa Friendship Union. Mr. Sandberg served as former political advisor to the Science and Technology Committee of the Council of Europe. Since 2006, Mr. Sandberg has served as the Head of the National Science and Technology Council of Kazhakhstan. Since 2007, Mr. Sandberg has served as Director of Energtek's subsidiary Gatal Ltd.

Dr. Zhenia Fleisher – Since 2005, Dr. Fleisher has been a Senior Research Scientist with Symrise Inc. in, New Jersey. Since 2003, she has been an Adjunct Professor at Ramapo College. From 2002 until 2005, she was a Director of Research at Manheimer Inc. Dr. Fleisher was the Manager of the Botanicals and Flavors Group at Danisco (Cultor Food Science, Pfizer Food Science) in New York, from 1996 until 2002. Between 1976 and 1996, she held various positions as a scientific researcher. Dr. Fleisher holds a PhD and MS in Chemistry from the Technion Israel Institute of Technology, and received her B.S. in Chemistry from the St. Petersburg State University.

The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of our Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Identification of certain significant employees.

Mahinder S. Khatkar, CEO MoreGasTech India Ltd. –  Mr. Khatkar brings 24 years of experience in the Natural Gas Industry, specializing in the motor vehicles market. Since 2001, Mr. Khatkar has acted as a consultant, exploring the use of CNG and LPG as alternate fuels for the Indian automotive market. From 1997-2001 Mr. Khatkar served as General Manager of Mahanagar Gas Ltd. (MGL), a joint venture of British Gas UK and The Gas Authority of India, Ltd, and successfully launched India’s first CNG project. From 1990-1996, Mr. Khatkar was a Senior Manager and Deputy Manager within the Engineering and Projects Department of The Gas Authority of India Ltd, directing various projects promoting the use of CNG for the transport sector in several cities including Delhi and Mumbai.  He is Graduate in Mechanical Engineering of the Thapar Institute of Engineering & Technology in Patiala (Punjab).

Sidney Peretz, CEO GATAL Ltd. – Mr. Peretz has been CEO of GATAL since November 2006. He brings GATAL 15 years of experience in marketing management in the energy industry, working for Israel’s largest energy conglomerates. From 2001-2006, Mr. Peretz served as Director of Marketing for Sonol Israel Ltd. From 1995-2001, Mr. Peretz was Director of Marketing for the Paz Oil Company.

Dr. Anatolii Zhdankin, CEO Ukcyl Ltd. – A top expert in ceramics and metal processing production, Dr. Zhdankin brings over 20 years of experience in industrial management. In 2003, he served as CEO of Steatit Ltd., specializing in enamel coating of metals in ovens. From 1996-2002, Dr. Zhdankin was Chief Engineer of the Yavornik wood factory and Director of Zhornava timber mill in the Transcarpathian region of Ukraine. From 1986-1996 he was Chief Engineer of the Transcarpathian Svet Oktyabrya production amalgamation plant Ersted of the Ministry of Electronic Industry of the USSR. From 1976 -1986 he was Chief Engineer of Ersted mechanical engineering design office. Dr. Zhdankin holds a MA and PhD in physics, from the University of Uzhorod, Ukraine. He is the author of 36 professional publications.

Code of Ethics

On March 13, 2008, the Board of Directors of the Company adopted a Code of Ethics applicable to our principal executive, financial and accounting officers. The full Code will be made available on our website in www.energtek.com

Audit Committee

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board was of the opinion that an audit committee was not necessary since the Company had only previously only had three directors and such directors have been performing the functions of an audit committee. Following the recent changes to the Board of Directors, the Board intends to establish an audit committee.

Nominating Committee

The Board has not established a nominating committee. To date, the functions that would have been performed by such committee are performed by our directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Summary Compensation.

Except as part of those salary arrangements that include pension plans provided through third parties, we have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2007 and 2006 for services rendered to our Company in all capacities by the following persons:
(i)	all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2007, regardless of compensation level;
(ii)	all individuals who served as officers at December 31, 2007 and whose total compensation during the fiscal year ended December 31, 2007 exceeded $100,000; and
(iii)
up to two additional individuals who served as officers during the fiscal year ended December 31, 2006 and whose total compensation during the fiscal year ended December 31, 2007 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Option Awards ($)		Total ($)
(a)	(b)	(c)		(f)		(j)
Lev Zaidenberg	2007	38,100				38,100
Doron Uziel	2007	13,200	(1)	64,155	(2)	77,355
	2006	7,000				7,000

 (1)In consideration for services rendered to the Company through 2007, Mr. Uziel has been compensated as follows: $4,200 for services as Director of the Company and $9,000 for services as Officer of the Company, which were paid in NIS by the EPL based on Official Exchange rate applicable on the date of payment.
(2) Total stock based compensation to Mr. Uziel in 2007 was calculate as follows: $2,175 related to warrants issued to Mr. Uziel in consideration for services as Director and $61,980 related to warrants issued to Mr, Uziel in consideration for services as an Officer of the Company. See Note 9 of the Consolidated financial statement of the Company (Item 8) for further details.

Narrative description to Summary Compensation Table

Doron Uziel - Mr. Uziel had been serving as President from May 24, 2006 until July 5, 2007, Chief Executive Officer from May 24, 2006 until October 15, 2007 and Chief Financial Officer and Chief Accounting Officer from May 24, 2006 until June 20, 2007 and Director of the Company from May 24, 2006 until March 8, 2008. In Consideration for his services to the Company Mr. Uziel is entitled to such Compensation:
1.	Cash Compensation - $1,000 for each month Mr. Uziel has served as CEO of the Company, and $350 per each month Mr. Uziel has served as director of the Company.
2.	Stock Based Compensation - See note 9 (1-3) for full description of Warrants Granted to Mr. Uziel in 2007.

Lev Zaidenberg - Mr. Zaidenberg had been serving as the Company’s President from July 5, 2007 to October 15, 2007 and the Company’s Chief Executive Officer since October 15, 2007. See subsequent paragraph for further details regarding Mr. Zaidenberg's compensation.

Employment Agreements

We entered into a Management Services Agreement with EuroSpark S.A., a Belgian corporation, dated September 30, 2007. Pursuant to the terms and provisions of the Management Agreement, for a period of one year beginning on September 1, 2007, EuroSpark shall provide operational and financial management services to the Company through Lev Zaidenberg as an independent contractor and manager. After September 1, 2008, and on each subsequent anniversary, the Management Agreement shall be automatically extended for an additional one year period unless a party serves the other with written notice that the term shall not be extended. In accordance with the Management Agreement, Mr. Zaidenberg shall devote up to two-thirds of his business time towards providing management services to the Company. In exchange, the Company shall pay the sum of €6,600 Euros to EuroSpark on a monthly basis. In addition, EuroSpark and/or Mr. Zaidenberg shall be entitled to receive equity based stock options and additional bonuses on the same basis as the other members of the management of the Company, as the Board of Directors of the Company may determine. During the term and upon termination of this Management Agreement, EuroSpark and Mr. Zaidenberg are subject to non-competition and non-solicitation provisions and have agreed not to disclose the Company’s confidential and proprietary information.

Outstanding Equity Awards

Outstanding Option Awards as of December 31, 2007
Option Awards

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Option exercise price($)	Option Expiration date
(a)	(b)	(c)	(e)	(f)
Doron Uziel	112,000		0.05	12/31/2011
	75,000		0.36	6/30/2012
		75,000	0.36	6/30/2013
	100,000		0.36	12/31/2012

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our Directors during the fiscal year ended December 31, 2007:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Yishai Aizik(1)	4,200		3,375	(1)				7,575
Dr. Zhenia Fleisher(2)	2,800		0					2,800
Joseph Shefet (3)			2,200					2,200

(1) See note 9-2 of the consolidated financial statement in item 8, regarding Mr. Aiziks Compensation. As of December 31, 2007 Mr. Aizik had 105,000 exercisable warrants to purchase the Company's share of common stock.
(2) See note 9-2 of the consolidated financial statement in item 8, regarding Dr. Fleisher's Compensation. As of December 31, 2007 Dr. Fleisher had 45,565 exercisable warrants to purchase the Company's share of common stock.
(3) Mr. Shefet resigned from his position as our director on November 1, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 12, 2008, the number of shares of our common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 71,111,259 shares of our common stock issued and outstanding as of March 12, 2008.

(a)	Security ownership of certain beneficial owners

Title Of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	International Executive Consulting SPRL	3,712,500	5.23%

(b) Security ownership of management.

Title of Class	Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Common Stock Beneficially Owned
Common Stock	Lev Zaidenberg	1,950,000		2.7%

Common Stock	Doron Uziel	749,500	(1)	1.1%

Common Stock	Yuri Ginzburg	1,170,000		1.6%

Common Stock	Yishai Aizik	117,500	(2)	0.2%

Common Stock	Eliezer Sandberg	55,250	(3)	0.1%

Common Stock	Zhenia Fleisher	58,065	(4)	0.1%

Common Stock	All directors and executive officers as a group (six persons)	2,930,315		5.7%

Unless otherwise stated below, ownership is composed of Shares of the Company's Common Stock.

(1)	As of March 13, 2007 Mr. Uziel owns 450,000 shares of common tock and 299,500 exercisable warrants, each warrants entitles Mr. Uziel to purchase a single share of common stock.
(2)	As of March 13, 2007 Mr. Aizik owns 117,500 exercisable warrants, each warrants entitles him to purchase a single share of Common stock.
(3)	As of March 13, 2007 Mr. Sandberg owns 55,250 exercisable warrants, each warrant entitles him to purchase a single share of Common stock.
(4)	As of March 13, 2007 Dr. Fleisher owns 58,065 exercisable warrants, each warrant entitles her to purchase a single share of Common stock.

Item 13.  Certain Relationships and Related Transactions, Director Independence

Related Transactions

Since August 8, 2006, the Company and its wholly owned subsidiary, Energtek Products Ltd, have entered into various transactions with Eurospark S.A, and its affiliates, as described below. Eurospark, S.A. also owns a subsidiary known as Eurospark Israel Ltd., an Israeli corporation, with whom we have also entered into various agreements, as described below. Eurospark S.A. also has a beneficial non-controlling interest in MoreGasTech SRL, with whom we have entered into an agreement, as described below. MoreGasTech SRL also owns 100% of the ownership interests of Radel LLC, who is a shareholder of the Company with whom we have entered into various agreements, as described below.

On August 27, 2007, the Company entered into a Share Purchase Agreement with Radel LLC, a New York limited liability company, and shareholder of the Company, pursuant to which the Company purchased the 9,000 shares of common stock of Angstore Technologies owned by Radel. The purchase price to be paid in exchange for the purchased shares was $275,000, which was paid by issuing 550,000 shares of the Company’s common stock to Radel. With the completion of the Radel transactions the Company acquired all of the outstanding common stock of Angstore. Accordingly, Angstore became a wholly-owned subsidiary of the Company.

The Company entered into a Management Services Agreement with EuroSpark S.A., a Belgian corporation, and shareholder of the Company, dated September 30, 2007. Pursuant to the terms and provisions of the Management Agreement, for a period of one year beginning on September 1, 2007, EuroSpark shall provide operational and financial management services to the Company through Lev Zaidenberg, a director of Eurospark, as an independent contractor and manager. After September 1, 2008, and on each subsequent anniversary, the Management Agreement shall be automatically extended for an additional one year period unless a party serves the other with written notice that the term shall not be extended. In accordance with the Management Agreement, Mr. Zaidenberg shall devote up to two-thirds of his business time towards providing management services to the Company. In exchange, the Company shall pay the sum of €6,600 Euros to EuroSpark on a monthly basis. In addition, EuroSpark and/or Mr. Zaidenberg shall be entitled to receive equity based stock options and additional bonuses on the same basis as the other members of the management of the Company, as the Board of Directors of the Company may determine. During the term and upon termination of this Management Agreement, EuroSpark and Mr. Zaidenberg are subject to non-competition and non-solicitation provisions and have agreed not to disclose the Company’s confidential and proprietary information. For the year ended December 31, 2007, EuroSpark was paid $38,100 by the Company pursuant to the Management Agreement.

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

Date	Consultant	Brief Description of Consulting Services	Consulting Fee Paid ($)
January 3, 2007	Eurospark Israel Ltd.	Alternative fuels for vehicles	26,000*
January 7, 2007	Angstore Technologies Ltd	CNG Kits	16,200*
February 2, 2007	Eurospark S.A.	Plant Ukraine	25,000
March 5, 2007	Eurospark S.A.	Site & Machinery - Ukraine	22,000
April 5,2007	Eurospark S.A	Project in Uzbekistan	11,500
April 12,2007	Eurospark S.A	Plant building and Macinery	23,000
May 21, 2007	Eurospark S.A	Plant Ukraine	13,000
June 15 ,207	Eurospark S.A	Furnaces suppliers	18,000
August 13,2007	Eurospark S.A	Tubes for plant Ukraine	15,000

* For each payment, there is an additional payment of Value Added Tax (VAT), which is afterwards either counterbalanced against VAT payments due by the paying company, or claimed back from the tax authorities.

Share Purchase Agreement

On January 12, 2007, we and our wholly-owned subsidiary, Energtek Products Ltd., entered into a Share Purchase Agreement with MoreGasTech SRL, a Nevis company. As mentioned above, Eurospark S.A. owns 49% of the ownership interests of MoreGasTech SRL. Pursuant to such Share Purchase Agreement, Energtek Products Ltd. purchased from MoreGasTech SRL all of the outstanding shares of capital stock of Gatal (Natural Gas for Israel) Ltd. In consideration therefore, we agreed to issue to MoreGasTech SRL 3,500,000 Class 2007-A stock purchase warrants. Each Class 2007-A Warrant grants to the holder thereof the right to purchase one share of our common stock, exercisable from July 1, 2008 until December 31, 2011 at a per share exercise price equal to $0.05. The foregoing transaction was conducted in reliance upon an exemption from registration provided under Regulation S promulgated under the Securities Act of 1933. MoreGasTech SRL represented to the Company that it is not a United States person (as defined in Regulation S) or an affiliate (as defined in Rule 501(b) under the Securities Act of 1933, as amended) of the Company, and that it is not acquiring the shares for the account or benefit of a United States person. MoreGasTech SRL further represented that at the time of the origination of contact concerning the Share Purchase Agreement and the date of the execution and delivery of the Share Purchase Agreement, MoreGasTech SRL was outside of the United States.

As a result of the foregoing transaction, GATAL is the wholly owned subsidiary of Energtek Products Ltd., which in turn is our wholly owned subsidiary. GATAL was organized under the laws of Israel on October 5, 2006 for the purpose of engaging in the transportation and distribution of natural gas, but it is a development stage company with minimal assets and no revenues.

Director Independence

We do not have a separately designated audit, nominating or compensation committee or committee performing similar functions. We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We believe that the following directors currently meets the definition of “independent” as that term is defined in the rules and regulations of the American Stock Exchange: Yishai Aizik, Zhenia Fleisher.

Item 14.  Principal Accounting Fees and Services.

Madsen & Associates, CPA’s had been serving as the Company’s auditors from November 16, 2005 until May 1, 2007. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending December 31, 2007	Fiscal year ending December 31, 2006*
Audit Fees	$0	$14,410
Audit Related Fees	$0	$0
Tax Fees	$12,000	$0
All Other Fees	$0	$0

On May 10, 2007, the Company retained Ziv Haft - BDO Member Firm as its principal independent accountants. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending December 31, 2007	Fiscal year ending December 31, 2006*
Audit Fees	$60,000	$10,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

*During fiscal year 2006 Ziv Haft - BDO Member Firm served as the accountants of the Company’s subsidiaries

Item 15.  Exhibits

Number	Description
3.1
Articles of Incorporation (annexed as Exhibit 3.1 to the Registration Statement of Form SB-1 (File Number 333-108190) filed with the Securities and Exchange Commission on January 3, 2005 and incorporated herein by reference)

3.2
Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2006 (annexed as Exhibit C to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2006 and incorporated herein by reference)

3.3
Certificate of Change filed with the Nevada Secretary of State on October 19, 2006 (annexed as Exhibit 10.9 to the Form 8-K filed with the Securities and Exchange Commission on October 31, 2006 and incorporated herein by reference)

3.4	Bylaws (annexed as Exhibit D to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2006 and incorporated herein by reference)

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

10.15
Share Purchase Agreement, dated January 12, 2007, between the Company, Energtek Products Ltd., and MoreGasTech SRL (annexed as Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on January 19, 2007 and incorporated herein by reference)

10.16	Form of Class 2007-A Warrant Agreement (annexed as Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on January 19, 2007 and incorporated herein by reference)

10.17	Form of Class 2007-B Warrant Agreement (annexed as Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on January 19, 2007 and incorporated herein by reference)

10.18	Form of Class 2007-C Warrant Agreement (annexed as Exhibit 10.8 to the Form 8-K filed with the Securities and Exchange Commission on January 19, 2007 and incorporated herein by reference)

10.19	Form of Regulation S Subscription Agreement (annexed as Exhibit 10.11 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)

10.20	Form of Regulation D Subscription Agreement (annexed as Exhibit 10.12 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)

10.21	Form of Regulation S Subscription Agreement (annexed as Exhibit 10.13 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)

10.22	Form of Regulation S Subscription Agreement (annexed as Exhibit 10.14 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)

10.23	Form of Class 2007-D Warrant Agreement (annexed as Exhibit 10.15 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)

10.24	Form of Class 2007-E Warrant Agreement (annexed as Exhibit 10.16 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2007 and incorporated herein by reference)

10.25
Membership Purchase Agreement, dated March 26, 2007, between the Company, Energtek Products Ltd., and HEEF Holdings Ltd (annexed as Exhibit 10.24 to the Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 and incorporated herein by reference)

10.26
Collaboration Agreement, dated March 31, 2007, between Moregastech, LLC, Moregastech (India) Private Limited, and Mahinder Singh Khatkar (annexed as Exhibit 10.25 to the Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 and incorporated herein by reference)

10.27
Purchase Agreement, dated April 17, 2007, between Ukcyl Ltd. and Pavlograd Plant for Technological Equipment (English Translation) (annexed as Exhibit 10.1 to the Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2007 and incorporated herein by reference)

10.28
English Translation of Sale-Purchase Agreement, dated May 15, 2007, between the Registrant and Open Joint-Stock Company Steatit (annexed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on May 21, 2007 and incorporated herein by reference)

10.29
Investment Agreement, dated June 29, 2007, by and between Energtek Inc. and Angstore Technologies Ltd. (annexed as Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference)

10.30
Stock Purchase Agreement dated August 27, 2007, by and between Energtek Inc. and Radel LLC. (annexed as Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on August 28, 2007 and incorporated herein by reference)

10.31
Management Services Agreement between Energtek Inc. and EuroSpark S.A., dated September 30, 2007 (annexed as Exhibit 10.8 to the Form 8-K filed with the Securities and Exchange Commission on August 28, 2007 and incorporated herein by reference)

10.32
Agreement dated September 26, 2007, by and between Ukcyl, Ltd. and Dynatech Furnaces (Bombay) Pvt. Ltd. Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission (annexed as Exhibit 10.9 to the Form 8-K filed with the Securities and Exchange Commission on August 28, 2007 and incorporated herein by reference)

14.1	Code of Conduct (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2008
ENERGTEK, INC.

By:	/s/ Lev Zaidenberg
Name:	Lev Zaidenberg
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Doron Uziel
Name:	Doron Uziel
Title:	Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title

By:	/s/ Lev Zaidenberg	Chief Executive Officer and Director
Lev Zaidenberg
Date:	March 26, 2008

By:	/s/ Yishai Aizik	Secretary and Director
Yishai Aizik
Date:	March 26, 2008

By:	/s/ Zhenia Fleisher	Director
Zhenia Fleisher
Date:	March 26, 2008

By:	/s/ Eliezer Sandberg	Director
Eliezer Sandberg
Date:	March 26, 2008