Form 10-Q
period 2008-03-31
Energtek
filed 2008-05-14
CIK 1260037

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended March 31, 2008

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____ to _____

Commission File Number: 000-51249

ENERGTEK INC.
----------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada ------------------------------------------------- (State or other jurisdiction of incorporation)	42-1708652 -- -------------------------------------- (IRS Employer Identification No.)

c/o David Lubin & Associates, PLLC
26 East Hawthorne Avenue
Valley Stream, NY 11580
-----------------------------------------------------------
(Address of Principal Executive Offices, Zip Code)

(516) 887-8200
--------------------------------------------------------------------
(Registrant’s Telephone Number, Including Area Code)

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
Yes [ X ]     No [  ]

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
Yes [  ]     No [ X ]

The number of shares outstanding of the issuer’s common stock as of May 11, 2008 was 71,861,259 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying financial statements have been prepared by Energtek Inc. ("Energtek" or "the Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED BALANCE SHEET

Note	As of 31/03/2008 (Unaudited) $	As of 31/12/2007 (Audited) $
ASSETS
Current Assets
Cash and Cash Equivalents	1,956,200	2,527,681
Advances paid to suppliers	364,188	274,150
Vat Refund Receivable	106,763	127,296
Prepaid expenses and others	9,651	9,397
Inventory	13,836	-
Total current assets	2,450,638	2,938,524

ADVANCES&DEPOSITS	45,622	33,337
FIXED ASSETS, NET	207,783	185,577
INVESTMENTS:
Investments in Shares	24,500	24,500
Patent rights	40,736	41,920
	65,236	66,420
TOTAL ASSETS	2,769,279	3,223,858

LIABILITIES AND SHAREHOLDER EQUITY
Short Term Loans	481,997	468,965
Accounts payable and Accrued Liabilities	228,954	239,448
TOTAL CURRENT LIABILITIES	710,951	708,413

SHAREHOLDER EQUITY 2
Preferred Stock: $0.001 par value; 5,000,000 authorized,
none issued and outstanding
Common Stock: $0.001 par value; 750,000,000 authorized, 71,111,259 issued and outstanding	71,111	70,754
Additional Paid-in Capital	7,568,444	7,251,051
Accumulated Deficit	(5,581,227)	(4,806,360)
TOTAL SHAREHOLDER EQUITY	2,058,328	2,515,445
Total Liabilities and Stockholders' Equity	2,769,279	3,223,858

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended		Since the
	Note	March-31	March-31	beginning of the development stage entity
		2008	2007	until March 31, 2008
Revenues		-	-	-

Operating Expenses:
Consulting		98,256	201,799	1,335,617
Consulting-Related parties		-	-	122,900
Research and Development expenses		166,390	-	1,497,225
Market Research- Related parties		-	-	120,020
General and administrative expenses		503,920	388,104	2,034,745

Total Operating Expenses		768,566	589,903	5,110,506

Net loss from operations		(768,566)	(589,903)	(5,110,506)

Other Income
Interest Income (losses), net		(6,300)	4,681	(35,397)
Investments impairment		-	-	(50,000)
Patent impairment		-	-	(100,000)
Total other income(expenses)		(6,300)	4,681	(185,397)

Net Loss		(774,866)	(585,222)	(5,295,903)

Weighted Average Shares Common Stock Outstanding		71,009,490	50,208,512
Net Loss Per Common Share (Basic and Fully Diluted)		(0.01)	(0.01)

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended		Since the
	March-31	March-31	beginning of the development stage entity
	2008	2007	until March 31, 2008
Cash Flows from Operating Activities:

Net Loss	(774,866)	(585,222)	(5,295,903)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation and Amortization	11,056	39,358	1,130,764
Foreign exchange difference on loans	13,032		54,908
Impairment and Adjustments of Patent	-	-	102,147
Impairment of Option Investment	-	-	50,000
Non-employees' share compensation	62,750	181,268	759,293
Severance pay liability	-	-	(11,295)
Decrease (Increase) in accounts receivable	5,240	370	(121,565)
Increase in Inventory	(13,836)	-	(13,836)
Accounts payable and accrued liabilities	(10,494)	68,191	(2,532)
Net cash used in Operating Activities	(707,118)	(296,035)	(3,348,019)

Cash Flows to Investing Activities:
Investment in new-consolidated subsidiaries and purchase of new-activity	-	(10,327)	(160,688)
Investment in shares	-	(30,000)	(24,500)
Investment in Option	-	-	(50,000)
Deposit	(12,285)	(4,755)	(41,931)
Advances paid to suppliers of fixed assets	(75,000)	-	(334,340)
Purchase of fixed assets	(32,078)	(303)	(151,346)
Net cash used in Investing Activities	(119,363)	(45,385)	(762,805)

Cash Flows from Financing Activities:
Issuance of common stock	255,000	1,122,762	4,618,262
Warrants exercise	-	-	1,295,000

Redemption of warrants	-	-	(250,000)
Repayment of loan	-	-	(220,000)
Net cash from Financing Activities	255,000	1,122,762	5,443,262

Net Increase (Decrease) in Cash	(571,481)	781,342	1,332,438

Cash at Beginning of Period	2,527,681	287,301	623,762

Cash at End of Period	1,956,200	1,068,643	1,956,200

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Organization and Summary of Significant Accounting Policies

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

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at March 31, 2008 and the results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Organization and Summary of Significant Accounting Policies (Cont.)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. This amount was included in retirement and insurance programs and other long-term obligations on our Consolidated Balance Sheets. We are still in the process of evaluating the impact SFAS 160 will have on our Consolidated Financial Statements.

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Condensed Consolidated Financial Statements.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Organization and Summary of Significant Accounting Policies (Cont.)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on our Condensed Consolidated Financial Statements. We are still in the process of evaluating the impact that SFAS 157 will have on our pension related financial assets and our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

Note 2 - Stockholders Equity

Between January 1, 2008 and March 31, 2008, the Company raised an aggregate of $255,000 by selling to purchasers an aggregate of 340,000 units of the Company’s securities, each unit consisting of one share of common stock and one warrant, designated Class 2007-J Warrant. Each Class 2007-J Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.50 until February 28, 2011. The purchase price paid to the Company for each unit was $0.75. Commissions in cash, in the amount of $12,750 are to be paid on the said fund raising and additional 17,000 shares of our common stock are to be issued as commission.

Note 3 - Going Concern

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

Note 4 - Subsequent Events:

On April 1, 2008 the Company signed an agreement with Chelsea Holdings, Inc. (hereinafter "CHELSEA") for the provision of PR/IR services for a period of 90 days, renewable for successive periods of 90 days. In exchange .for their services the Company agreed to issue to CHELSEA 50,000 (fifty thousand) shares of common stock of the Company. The agreement provides for no other payments except of reimbursement of expenses pre-approved by the Company

On April 15, 2008, the Company raised an aggregate of $500,000 by selling to purchasers an aggregate of 666,667 units of the Company’s securities, each unit consisting of one share of common stock and one warrant, designated Class 2007-J Warrant. Each Class 2007-J Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.50 until February 28, 2011. The purchase price paid to the Company for each unit was $0.75.. Commissions in cash, in the amount of $25,000 are to be paid on the said fund raising and additional 33,333 shares of our common stock are to be issued as commission.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Company”, "Corporation", “Energtek,” “we,” “our” or “us” refer to Energtek Inc. or to Energtek Inc. together with its subsidiaries, unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. The Company’s actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

We were incorporated under the laws of the state of Florida on November 18, 1998 under the name “Elderwatch, Inc.” On September 20, 2006, we changed our Company’s state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into its wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which was formed for such purpose. Simultaneously with such merger, we changed our Company name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect our proposed business operations. We also increased the number of our shares of authorized common stock from 50,000,000 shares to 250,000,000 shares, and we decreased the number of our shares of authorized preferred stock from 10,000,000 shares to 5,000,000 shares. On October 30, 2006, we implemented a one for three forward stock split of our common stock and further increased the authorized shares of our common stock to 750,000,000 shares, par value $0.001.

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

We have the following six subsidiaries:

1.	Moregastech LLC, a Nevada limited liability company.
2.	Primecyl LLC, a New York limited liability company.
3.	Energtek Products Ltd., a company organized under the laws of the State of Israel.
4.	GATAL (Natural Gas for Israel) Ltd., a company organized under the laws of the State of Israel.
5.	Angstore Technologies Ltd., a company organized under the laws of the State of Israel.
6.	Ukcyl Ltd., a company registered in Ukraine (99.5% ownership through Primecyl LLC).

We also own, through Moregastech LLC, 50% of the issued and outstanding shares of Moregastech India Private Limited, a company registered in India.

Business conducted or under development through Subsidiaries and Affiliate:

•	AngStore Technologies Ltd, Israel: Developer of Adsorbed Natural Gas (ANG) storage technology
•	Energtek Products Ltd, Israel: Developer of Natural Gas (NG) bulk transportation technologies
•	GATAL Ltd, Israel: Distribution of Natural Gas utilizing bulk NG transportation technology, and facilitator of Natural Gas Vehicles (NGV) projects
•	MoreGasTech India Private Limited, India: Manufacturing and distribution of NGV equipment and pipeless gas supply technology
•	Ukcyl Ltd, Ukraine: Manufacturing of high-pressure gas storage tanks
•	Moregastech LLC, USA: Supplier of NGV Infrastructure and high-pressure equipment

We intend to further acquire or establish additional subsidiaries in selected countries, in order to sustain our business activities in such countries.
Specific fast interchangeable tanks (FIT) and low-pressure mobile pipeline (LMP) business development efforts are ongoing in several countries: Philippines, India, Israel, Thailand, and Indonesia.

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

On May 2, 2008 in furtherance of the terms of the MOU, the Company and Confidence Petroleum India signed another agreement which provides that the joint venture will have exclusivity in India, Pakistan, Bangladesh and Sri-Lank for the sales of Natural Gas through the use of the FIT and LMP systems developed by the Company. The exclusivity is subject to the joint venture obtaining funding of at least $23,000,000 for the projects to take place in the mentioned countries. Pursuant to the agreements, it is the responsibility of Confidence to obtain the financing for the projects.

Plan of Operation

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

Results of Operations for the Three Months Ended March 31, 2008

The consolidated financial statements include the accounts of Energtek, Inc. and all of its wholly owned and majority-owned subsidiaries.

Revenue. The Company has never generated any revenues.

Consulting Expenses. During the quarter ended March 31, 2008, we incurred $98,256 in consulting expenses compared with $201,799 for the three months ended March 31, 2007. Expenses for the quarter ended March 31, 2008 consist primarily of expenses incurred for the analyses financial situation, processes and business opportunities compared with the three months ended March 31, 2007 where expenses consisted primarily of expenses incurred for the analyses of clean energy technologies, as well as in depth analyses of natural gas storage systems and production processes for such systems.

Research and Development expenses. During the quarter ended March 31, 2008, we incurred $166,390 in research and development expenses compared with no expenses for the three months ended March 31, 2007. We started in research and development activity after full acquisition of Angstore Technologies Ltd took place in August 2007.

General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $503,920 during the quarter ended March 31, 2008 compared with $388,104 for the three months ended March 31, 2007. Increase in G&A expenses is a result of increase in travel expenses and salary.

Interest Income, net. The Company recorded net interest losses of $6,300 during the quarter ended March 31, 2008 compared with net interest income of $4,681 for the three months ended March 31, 2007.

Going Concern Consideration

For the fiscal quarter ended March 31, 2008, the Company recorded a net loss of $774,866 and an accumulated deficit of $5,581,227. The Company's consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is working on the basis of a budget that will enable it to operate during the coming year. However the Company will need additional working capital for its future planned expansion activities and to service its debt, which raises doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient capital to be successful in that effort. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

Our wholly-owned subsidiary UkCyl Ltd has total commitments for the acquisition of the equipment in amount of $198,660 (not including value added taxes) as follows:

On April 17, 2007, UkCyl entered into a Purchase Agreement with Pavlograd Plant for Technological Equipment, a Ukrainian limited liability company (“Pavlograd”). Pursuant to such agreement, Pavlograd agreed to sell to UkCyl certain machinery. The aggregate purchase price to be paid by UkCyl to Pavlograd for such machinery is approximately $343,000. Up to April 10, 2008 the company has paid to Pavlograd total $174,340 (not including value added taxes) according to the progress in the done work.

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
An inspection and approval of the equipment took place in India in March 2008, Dynatech  dismantled the equipment and prepared it for shipment to Ukcyl’s facility in Ukraine. Dynatech received a second installment in the amount of $75,000.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15 within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

During the quarter ended March 31, 2008, there were no pending legal proceedings to which the Company was a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder was a party adverse to the Company or had a material interest adverse to the Company. The Company’s property was not the subject of any pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 1, 2008 we signed an agreement with Chelsea Holdings, Inc. (hereinafter "CHELSEA") for the provision of PR/IR services for a period of 90 days, renewable for successive periods of 90 days. In exchange for their services we agreed to issue to CHELSEA fifty thousand shares of common stock of the Company. The agreement provides for no other payments except of reimbursement of expenses pre-approved by the Company. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representations as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and with not a view to any sale or distribution. In addition, the shares bear a 1933 Act restrictive legend.

On April 15, 2008, we raised an aggregate of $500,000 by selling to purchasers an aggregate of 666,667 units of the Company’s securities, each unit consisting of one share of common stock and one warrant, designated Class 2007-J Warrant. Each Class 2007-J Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.50 until February 28, 2011. The purchase price paid to the Company for each unit was $0.75. The units were offered and sold pursuant to a placement held under Regulation S promulgated under the Securities Act of 1933, as amended. The purchasers represented to us that such purchasers were not United States persons (as defined in Regulation S) and were not acquiring the shares for the account or benefit of a United States person. The purchasers further represented that at the time of the origination of contact concerning the subscription for the units and the date of the execution and delivery of the subscription agreement for such units, such purchasers were outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts. Commissions in cash, in the amount of $25,000 are to be paid on the said fund raising and additional 33,333 shares of our common stock are to be issued as commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 4, 2008, the Board of Directors established a compensastion committee and appointed Mr. Yishai Aizik and Mr. Eliezer Sandberg as members of said committee.

On May 4, 2008 the Board of Directors of the Company has approved issuance of up to 7,500,000 shares of the Company's common stock in consideration of Employee Stock Option Plans ("ESOP") of the Company and its subsidiaries, out of which 2,700,000 are reserved for issuance to Israeli resident employees under the Israeli ESOP. The remaining 5,200,000 shares of common stock are reserved for issuance under future ESOPs.

On May 4, 2008, the Company adopted an Employee Stock Option Plan providing for the grant of an aggregate of 7, 500,000 shares of common stock pursuant to such plan, 2,700,000 of which are reserved for issuance to Israeli resident employees of the Company and its affiliates.

On May 4, 2008, the Company amended its Management Services Agreement with EuroSpark S.A., a Belgian corporation, providing for an increase in the monthly management fee payable to EuroSpark from €6,600 Euros to €12,000 Euros per month. EuroSpark provides operational and financial management services to the Company through Lev Zaidenberg, the chief executive officer and a director of Eurospark.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.33	Appendix to Management Services Agreement with Eurospark S.A.

10.34	2008-IL key employee option plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2008

ENERGTEK INC.

By::	/s/ Lev Zaidenberg	By:	/s/ Doron Uziel
Name:	Lev Zaidenberg	Name:	Doron Uziel
Title:	Chief Executive Officer	Title:	Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)