Form 10-Q
period 2008-06-30
Energtek
filed 2008-08-14
CIK 1260037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51249

ENERGTEK INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	42-1708652 (IRS Employer Identification No.)
Energtek Inc
11 East 44th street ,19 th floor, NY 10017

 (Address of principal executive offices, Zip Code)

(516) 887-8200

 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of August 7, 2008 was 74,920,910 shares of common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION				3
Item	1	.	Financial Statements.	3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS				8
	Note 1 - Business Organization and Summary of Significant Accounting Policies			8
	Note 2 - Stockholders Equity			9
	Note 3 - Going Concern			9
	Note 4- Subsequent Events			9
Item	2	.	Management’s Discussion and Analysis of Financial Condition and Reults of Operations.	11
Item	3	.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item	4	T.	Controls and Procedures.	14
PART II - OTHER INFORMATION				17
Item	1	.	Legal Proceedings.	17
Item	1	A.	Risk Factors.	18
Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item	3	.	Defaults Upon Senior Securities.	18
Item	4	.	Submission of Matters to a Vote of Security Holders.	18
Item	5	.	Other Information.	18
Item	6	.	Exhibits	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared by Energtek Inc. ("Energtek" or "the Company") and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements, which were filed with the Securities and Exchange Commission on March 27, 2008 with the Company’s annual report on Form 10-K.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED BALANCE SHEET

	Note	As of 30/06/2008 (Unaudited) $	As of 31/12/2007 (Audited) $
ASSETS
Current Assets
Cash and Cash Equivalents		3,408,718	2,527,681
Accounts receivable and prepaid expenses		458,656	410,843
Inventory		14,474	-
Total current assets		3,881,848	2,938,524

ADVANCES&DEPOSITS		55,438	33,337
FIXED ASSETS, NET		456,916	185,577
INVESTMENTS:
Investments in Shares		24,500	24,500
Patent rights		39,553	41,920
		64,053	66,420
TOTAL ASSETS		4,458,255	3,223,858

LIABILITIES AND SHAREHOLDER EQUITY
Short Term Loans		441,270	468,965
Accounts payable and Accrued Liabilities		385,985	239,448
TOTAL CURRENT LIABILITIES		827,255	708,413

SHAREHOLDER EQUITY	2
Preferred Stock: $0.001 par value; 5,000,000 authorized, none issued and outstanding Common Stock: $0.001 par value; 750,000,000 authorized,74,888,409 issued and outstanding		74,888	70,754
Additional Paid-in Capital		10,463,529	7,251,051
Accumulated Deficit		(6,907,417)	(4,806,360)
TOTAL SHAREHOLDER EQUITY		3,631,000	2,515,445
Total Liabilities and Stockholders' Equity		4,458,255	3,223,858

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended		Six Months Ended		Since the
	Note	June-30	June-30	June-30	June-30	beginning of the development stage entity
		2008	2007	2008	2007	until June 30, 2008
Revenues				-	-	-

Operating Expenses:
Consulting		56,963	108,598	155,219	310,397	1,392,580
Consulting-Related parties		-	-	-	-	122,900
Research and Development expenses		230,166	800,153	396,556	800,153	1,727,391
Market Research- Related parties		-		-	-	120,020
General and administrative expenses		1,019,077	307,952	1,522,997	696,056	3,053,822

Total Operating Expenses		1,306,206	1,216,703	2,074,772	1,806,606	6,416,712

Net loss from operations		(1,306,206)	(1,216,703)	(2,074,772)	(1,806,606)	(6,416,712)

Other Income
Interest Income (losses),net		(19,984)	(21,291)	(26,284)	(16,610)	(55,381)
Investments impairment		-	-	-	-	(50,000)
Patent impairment		-	-	-	-	(100,000)
Total other income(expenses)		(19,984)	(21,291)	(26,284)	(16,610)	(205,381)

Net Loss		(1,326,190)	(1,237,994)	(2,101,056)	(1,823,216)	(6,622,093)

Weighted Average Shares Common Stock Outstanding		72,490,902	53,832,288	71,750,161	52,134,830
Net Loss Per Common Share (Basic and Fully Diluted)		(0.02)	(0.02)	(0.03)	(0.03)

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended		Since the
	June-30	June-30	June-30	June-30	beginning of the development stage entity
	2008	2007	2008	2007	until June 30, 2008
Cash Flows from Operating Activities:

Net Loss	(1,326,190)	(1,237,994)	(2,101,056)	(1,823,216)	(6,622,093)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation and Amortization	10,473	795,931	21,529	834,962	1,141,237
Foreign exchange difference on loans	31,040	-	44,072	-	85,948
Impairment and Adjustments of Patent	-	-	-	-	102,147
Impairment of Option Investment	-	-	-	-	50,000
Non-employees' share compensation	236,612	90,100	299,362	271,368	995,905
Severance pay liability	-	-	-	-	(11,295)
Decrease (Increase) in accounts receivable	(53,054)	(25,954)	(47,814)	(25,584)	(174,619)
Increase in Inventory	(638)	-	(14,474)	-	(14,474)
Accounts payable and accrued liabilities	157,031	234,649	146,537	302,840	154,499
Net cash used in Operating Activities	(944,726)	(143,268)	(1,651,844)	(439,630)	(4,292,745)

Cash Flows to Investing Activities:
Investment in new-consolidated subsidiaries and purchase of new-activity	-	(120,688)	-	(160,688)	(160,688)
Investment in shares	-	(24,500)	-	(24,500)	(24,500)
Investment in Option	-	-	-	-	(50,000)
Deposit	(9,816)	(7,240)	(22,101)	(11,995)	(51,747)
Advances paid to suppliers of fixed assets	-	-	(75,000)	-	(334,340)
Purchase of fixed assets	(183,423)	(137,248)	(215,501)	(137,551)	(334,769)
Net cash used in Investing Activities	(193,239)	(289,676)	(312,602)	(334,734)	(956,044)

Cash Flows from Financing Activities:
Issuance of common stock	2,662,250	1,780,000	2,917,250	2,902,762	7,280,512
Warrants exercise	-	-	-	-	1,295,000
Redemption of warrants	-	(250,000)	-	(250,000)	(250,000)
Repayment of loan	(71,767)	-	(71,767)	-	(291,767)
Net cash from Financing Activities	2,590,483	1,530,000	2,845,483	2,652,762	8,033,745

Net Increase (Decrease) in Cash	1,452,518	1,097,056	881,037	1,878,398	2,784,956

Cash at Beginning of Period	1,956,200	1,068,643	2,527,681	287,301	623,762

Cash at End of Period	3,408,718	2,165,699	3,408,718	2,165,699	3,408,718

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

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position, at June 30, 2008 and the results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

Note 2 - Stockholders Equity

Between January 1, 2008 and June 30, 2008, the Company raised an aggregate of $2,917,250 by selling to purchasers an aggregate of 3,889,667 units of the Company’s securities, each unit consisting of one share of common stock and one warrant, designated Class 2007-J Warrant. Each Class 2007-J Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.50 until February 28, 2011. The purchase price paid to the Company for each unit was $0.75. Commissions in cash, in the amount of $145,863 are to be paid on the said fund raising and additional 194,483 shares of our common stock are to be issued as commission.

On April 1, 2008 the Company signed an agreement with Chelsea Holdings, Inc. (hereinafter "CHELSEA") for the provision of PR/IR services for a period of 90 days, renewable for successive periods of 90 days. In exchange .for their services the Company agreed to issue to CHELSEA 50,000 (fifty thousand) shares of common stock of the Company. The agreement provides for no other payments except of reimbursement of expenses pre-approved by the Company .The Company recorded total of $68,500 financial expenses regarding this issue.

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

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- Subsequent Events:

On July 7, 2008, the Registrant’s board of directors authorized the redemption of 2,100,000 outstanding Class B warrants at a redemption price of $0.05 per warrant, for the aggregate amount of $105,000, pursuant to the terms of the Registrant’s warrant agreements with the holders of the Class B Warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the “Company”, "Corporation", “Energtek,” “we,” “our” or “us” refer to Energtek Inc. or to Energtek Inc. together with its subsidiaries, unless the context otherwise indicates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. The Company’s actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

We were incorporated under the laws of the state of Florida on November 18, 1998 under the name “Elderwatch, Inc.” On September 20, 2006, we changed our Company’s state of incorporation from Florida to Nevada by the merger of Elderwatch, Inc. with and into its wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which was formed for such purpose. Simultaneously with such merger, we changed our Company name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect our proposed business operations. We also increased the number of our authorized shares of common stock from 50,000,000 to 250,000,000 shares, and decreased the authorized number of our preferred shares from 10,000,000 to 5,000,000 shares. On October 30, 2006, we implemented a one for three forward stock split of our common stock and further increased the authorized shares of our common stock to 750,000,000 shares, par value $0.001.

On or about May 24, 2006, we decided to engage in the field of clean energy technologies with an emphasis on Natural Gas Vehicles (“NGV”) and Natural Gas transportation. We are currently preparing our infrastructure for operations through our subsidiaries. We intend to focus on:

•	Identifying and assessing alternative energy technologies and opportunities; and
•	Acquiring, establishing and supporting the activities of alternative energy operating companies in the U.S., Israel, India and the Ukraine.

The Company enables the conversion of vehicles, especially two and three wheelers, into natural gas powered vehicles, allowing this much cleaner and cheaper fuel to replace other more expensive and environmentally damaging fuel sources.

We currently have no business operations or revenues. We are devoting substantially all of our efforts to establishing our new business. In our efforts to establish our new business, our management has been engaged principally in the following activities: creating, analyzing and fostering business opportunities,raising funds; investigating clean energy technologies and related business opportunities; analyzing proposed or identified opportunities; entering into agreements to pursue such opportunities; identifying management and industry specialists; and acquiring operational and technological assets.

We have also entered into agreements with consultants for the provision of consulting services related to the identification and assessment of clean energy technologies and opportunities. We currently have seven subsidiaries and one affiliate. All of our subsidiaries and our affiliate are in the development stage.

We have the following seven subsidiaries:

1.	Moregastech LLC, a Nevada limited liability company;
2.	Primecyl LLC, a New York limited liability company;
3.	Energtek Products Ltd., a company organized under the laws of the State of Israel;
4.	GATAL (Natural Gas for Israel) Ltd., a company organized under the laws of the State of Israel;
5.	Angstore Technologies Ltd., a company organized under the laws of the State of Israel;
6.	Ukcyl Ltd., a company registered in Ukraine (99.5% ownership through Primecyl LLC); and
7.	Energtek Philippines Inc., a company registered in Philippines on June 13, 2008.

We also own, through Moregastech LLC, 50% of the issued and outstanding shares of Moregastech India Private Limited, a company registered in India.

The business conducted or under development through our subsidiaries and our affiliate is:

•	Moregastech LLC: Supply of natural gas vehicles (“NGV”) infrastructure and high-pressure equipment;

•	Energtek Products Ltd: Developmrnt of natural gas (“NG”) bulk transportation technologies;

•	GATAL Ltd: Distribution of NG utilizing bulk NG transportation technology, and facilitator of NGV projects;

•	Angstore Technologies Ltd: Development of Adsorbed Natural Gas (“ANG”) storage technology;

•	Ukcyl Ltd: Manufacturer of high-pressure gas storage tanks;

•	Energtek Philippines Inc: Provision of solution for conversion of two of and three wheeled vehicles into NG powered vehicles; and

•	MoreGasTech India Private Limited: Manufacture and distribution of NGV equipment and pipeless gas supply technology.

We intend to further acquire or establish additional subsidiaries in selected countries, in order to sustain our business activities in such countries. Specific business development efforts are ongoing in the Philippines, India, Israel, Thailand, and Indonesia.

On March 17, 2008, the Company executed a Memorandum of Understanding with Confidence Petroleum India Ltd. ("Confidence"), a company traded on the Bombay Stock Exchange, which has been operating for several years in India manufacturing cylinders for liquefied petroleum gas and is among the major manufacturers in Asia of such cylinders. Confidence and the Company intended to form a joint venture for fostering the introduction of natural gas on-board vehicle systems, for the supply of natural gas in India and surrounding countries through the use of bulk transportation systems and for manufacturing and marketing high pressure cylinders and ancillary equipment. Confidence committed to invest $2,000,000 in the venture in exchange for, among others, approximately 50% interest in Primecyl. On May 2, 2008 in furtherance of the terms of the Memorandum of Understanding, the Company and Confidence signed another agreement according to which the joint venture would have exclusivity in India, Pakistan, Bangladesh and Sri-Lank for the sales of Natural Gas through the use of the certain systems developed by the Company, subject to the joint venture obtaining funding of at least $23,000,000 for the projects to take place in the mentioned countries, whereas, it is the responsibility of Confidence to obtain the financing for the projects.
On July 15, 2008, the Company and Confidence executed a Terms Sheetreflecting their intention, after a joint review of the competitive advantage of planned production activities in India, to foster a joint venture for production and further commercialization of products developed by the Company,concentrating first in the Indian market. The parties agreed that the joint venture would be carried through Confi-Energtek Asia Limited, a company registered in India, (without including Primecyl as considered in the document signed on March 17, 2008). The Terms Sheet replaced the documents signed on March 17, 2008 and May 2, 2008.

On June 25, 2008 the Company and DML PTE Ltd., a shipbuilding and engineering company registered in Singapore, announced their intention to analyze the performance of joint activities, addressing specifically the markets of Indonesia, Malaysia and Singapore.

On July 21, 2008 PNOC Exploration Corporation, a corporation organized under the laws of the Republic of the Philippines (“PNOC”) and a subsidiary of the Philippine National Oil Company, and Energtek Products Ltd. executed a Gas Sales and Purchase Agreement, pursuant to which Energtek Products will purchase natural gas produced by PNOC at the San Antonio Gas Power Project located at Echague, Isabela in the Republic of the Philippines.

Plan of Operation

Over the next twelve months, we intend to continue investing and engaging mainly in the field of natural gas. We intend to develop the activities in which we have invested and increase our research and development efforts. We also intend to continue analyzing markets, projects and investments proposed to us in relevant areas.

The expansion of activities that already took place and the expansion that is planned will require the expansion of the personnel of the Company and its subsidiaries. Our engineering and public relations personnel have been increased and we expect further increases in our engineering staff, our research and development staff, our staff in the Philippines and in India, our business development staff and others.

Material Changes in Financial Condition

On June 30, 2008 we had cash and cash equivalents of $3,408,718, an increase of 34.9% as compared to cash and cash equivalents of $2,527,681 on December 31, 2007. This increase resulted primarily from the receipt of proceeds from the issuance and sale of securities of the Company.

Material Changes in Results of Operations

The Company has not generated any revenues to date. Our net loss in the six months ended June 30, 2008 was $2,101,056, an increase of 15.2% as compared to our net loss of $1,823,216 in the six months ended June 30, 2007. In the three months ended June 30, 2008 our net loss was $1,326,190, an increase of 7.1% as compared to our net loss of $1,237,994 in the three months ended June 30, 2007. The increase in losses resulted primarily from increased operational activity and related expenses.

The Company’s expenses include consulting expenses, research and development expenses and general and administrative expenses. Total operating expenses increased by 14.8% to $2,074,772 in the six months ended June 30, 2008, from $1,806,606 in the six months ended June 30, 2007. In the three months ended June 30, 2008 total operating expenses were $1,306,206, an increase of 7.4% from operating expenses on $1,216,703 in the three months ended June 30, 2007. The increases in operating expenses resulted primarily from the expansion of the Company’s operations in new areas and countries.

Consulting Expenses

The Company incurs consulting expenses in connection with the analysis of business opportunities. In the six months ended June 30, 2008 we incurred $155,219 in consulting expenses, a decrease of 50% as compared to consulting expenses of $310,397 in the six month period ended June 30, 2007. In the three month period ended June 30, 2008 we incurred $56,963 in consulting expenses, a decrease of 48% as compared to consulting expenses of $108,598 in the three month period ended June 30, 2007. These decreases resulted primarily from an increase in the number of employees of the Company and less reliance on independent consultants.

Research and Development Expenses.

In the six months ended June 30, 2008 we incurred $396,556 in research and development expenses, a decrease of 50% as compared to research and development expenses of $800,153 in the six month period ended June 30, 2007. In the three month period ended June 30, 2008 we incurred $230,166 in research and development expenses, a decrease of 71% as compared to research and development expenses of $800,153 in the three month period ended June 30, 2007. In the six months period ended June 30, 2007 we recorded an expense of $799,417 in connection with our acquisition of Angstore Technologies Ltd. If the said expense is neutralized the comparative figures will show the significant increase in in-house research and development expenses.

General and Administrative Expenses.

General and administrative expenses include marketing and business development efforts, management compensation, public and investor relations expenses, rent, professional fees, telephone, travel and other general corporate expenses.

In the six months ended June 30, 2008 we incurred $1,522,997 in general and administrative expenses, an increase of 119% as compared to general and administrative expenses of $696,056 in the six month period ended June 30, 2007. In the three month period ended June 30, 2008 we incurred $1,019,077 in general and administrative expenses, an increase of 231% as compared to general and administrative expenses of $307,952 in the three month period ended June 30, 2007. These increases resulted primarily from the increased marketing and business development activities, and increased salary, commissions and travel expenses.

Interest Income (Losses) Net.

In the three month ended June 30, 2008 and June 30, 2007 the Company incurred $19,984 in interest expense, consisting primarily of financing expenses resulting for a devaluation in the US dollar against the New Israeli Shekel. In the six months ended June 30, 2008 and 2007, the Company incurred $26,284 and $16,610, respectively, in interest expenses.

Going Concern Consideration

As of June 30, 2008, the Company has recorded an accumulated deficit of $6,907,417. The Company's consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is working on the basis of a budget that will enable it to operate during the coming year. However the Company will need additional working capital for its future planned expansion activities and to service its debt, which raises doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient capital to be successful in that effort. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

On April 17, 2007, Ukcyl entered into a Purchase Agreement with Pavlograd Plant for Technological Equipment, a Ukrainian limited liability company (“Pavlograd”). Pursuant to such agreement, Pavlograd agreed to sell to Ukcyl certain machinery. The aggregate purchase price to be paid by Ukcyl to Pavlograd for such machinery is approximately $343,000.  As of April 10, 2008 the Company has paid Pavlograd a total $174,340 (not including value added taxes) pursuant to the terms of the agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company in the period ended June 30, 2008, we are not required to provide disclosure pursuant to this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and principal financial officers have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended June 30, 2008, there were no pending legal proceedings to which the Company was a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder was a party adverse to the Company or had a material interest adverse to the Company.

On October 17, 2007, Ukcyl filed two legal demands with the Court for Commercial Demands at Perechyn, Ukraine, against Steatit - Open Joint Stock Company ("SOJSC"), the seller of a building that was bought by Ukcyl. In the demands, Ukcyl requested that the Court order the SOJSC to comply with the Sale-Purchase Agreement dated May 15, 2007 (the “Agreement”), by removing machinery belonging to the SOJSC and demolishing an old building located on the premises. The location of the machinery and old building do not currently prevent us from constructing Ukcyl’s facility or commencing operations. The demands further requested that SOJSC be ordered to pay the Company’s legal expenses incurred in connection with these actions.

According to the decisions of the Court dated November 23, 2007, SOJSC was ordered to remove from the premises any object belonging to SOJSC and to demolish residuals of the old building. On January 11, 2008 the Department of the State Executive Service of the area opened an executive prosecution in pursuance of the order of the Court. To date, all equipment of SOJSC has been removed from the premises. With respect to demolishing the old building, SOJSC appealed the decision of the Court to the Lviv Court of Appeal (“Court of Appeal”). On February 12, 2008, the Court of Appeals ordered the dismissal of the appeal upon SOJSC’s request. The old building does not currently prevent Ukcyl from constructing the Company’s facility or commencing operations.

On January 3, 2008 the SOJSC filed a lawsuit with the Court for Commercial Demands against Ukcyl concerning recognition of invalidity of certain clauses and appendix of the Agreement in the issues related to the purchased premises. On February 5, 2008 the case was closed due to the SOJSC’s failure to appear at the Court session.

On May 26, 2007, Ukcyl filed a legal demand with the Court for Commercial Demands at Perechyn, Ukraine, against Steatit - Open Joint Stock Company ("SOJSC"). In the demand, Ukcyl requested that the Court order the SOJSC to comply with the provisions of the Agreement regarding joint use of an electric network. The demand further requested that SOJSC be ordered to pay the Company’s legal expenses incurred in connection with this action. The decision of the Court was postponed pending presentation of a report by the local electric company.

On the same date, Ukcyl filed another legal demand with the Court for Commercial Demands at Perechyn, Ukraine, against SOJSC. In this demands, Ukcyl requested that SOJSC be ordered to pay the Company’s expenses, in the total amount of $30,000, incurred in connection with illegal use of the building that was acquired by Ukcyl pursuant to the Agreement. The demand further requested that SOJSC be ordered to pay the Company’s legal expenses incurred in connection with these actions.

Item 1A. Risk Factors.

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 27, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 7, 2008, the Registrant’s board of directors authorized the redemption of 2,100,000 outstanding Class B warrants at a redemption price of $0.05 per warrant, for the aggregate amount of $105,000, pursuant to the terms of the Registrant’s warrant agreements with the holders of the Class B Warrants.

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

Dated: August 13, 2008

ENERGTEK INC.

By:	/s/ Lev Zaidenberg	By:	/s/ Doron Uziel
Name:	Lev Zaidenberg	Name:	Doron Uziel
Title:	Chief Executive Officer (Principal Executive Officer)	Title:	Treasurer (Principal Financial Officer)