Form 10-Q
period 2008-09-30
Energtek
filed 2008-11-13
CIK 1260037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51249

ENERGTEK INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1708652
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Energtek Inc
11 East 44th Street, 19th floor, NY 10017
(Address of principal executive offices, Zip Code)

(516) 887-8200
(Registrant’s telephone number, including area code)

N/A
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting Company☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of November 15, 2008 was 75,014,410 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared by Energtek Inc. ("Energtek" or "the Company") and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements, which were filed with the Securities and Exchange Commission on March 27, 2008 with the Company’s annual report on Form 10-K.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED BALANCE SHEET

	Note	As of 30/09/2008 (Unaudited) $	As of 31/12/2007 (Audited) $
ASSETS
Current Assets
Cash and Cash Equivalents		1,654,851	2,527,681
Deposits in bank		514,831	-
Accounts receivable and prepaid expenses		483,859	410,843
Inventory		17,399	-
Total current assets		2,670,940	2,938,524

ADVANCES&DEPOSITS		57,915	33,337
FIXED ASSETS, NET		513,351	185,577
INVESTMENTS:
Investments in Shares		24,500	24,500
Patent rights		38,096	41,920
		62,596	66,420
TOTAL ASSETS		3,304,802	3,223,858

LIABILITIES AND SHAREHOLDER EQUITY
Short Term Loans		402,467	468,965
Accounts payable and Accrued Liabilities		305,289	239,448
TOTAL CURRENT LIABILITIES		707,756	708,413

SHAREHOLDER EQUITY	2
Preferred Stock: $0.001 par value; 5,000,000 authorized, none issued and outstanding
Common Stock: $0.001 par value; 750,000,000 authorized, 75,014,410 issued and outstanding		75,014	70,754
Additional Paid-in Capital		18,464,530	7,251,051
Accumulated Deficit		(15,942,498)	(4,806,360)
TOTAL SHAREHOLDER EQUITY		2,597,046	2,515,445
Total Liabilities and Stockholders' Equity		3,304,802	3,223,858

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended		Nine Months Ended		Since the beginning of the development stage entity until
		September-30	September-30	September-30	September-30	September 30,
	Note	2008	2007	2008	2007	2008
Revenues				—	—	—

Operating Expenses:
Consulting		58,659	111,218	213,878	421,615	1,451,239
Consulting-Related parties		—	—	—	—	122,900
Research and Development expenses		257,104	385,289	653,660	1,185,442	1,984,495
Research and Development expenses - Share Based Compensation	3	428,172	—	428,172	—	428,172
Market Research-Related parties		—	—	—	—	120,020
General and administrative expenses- Share Based Compensation	3	7,584,620	—	7,738,120	—	7,908,120
General and administrative expenses		730,324	444,229	2,099,821	1,140,285	3,460,646
Total Operating Expenses		9,058,879	940,736	11,133,651	2,747,342	15,475,591
Net loss from operations		(9,058,879)	(940,736)	(11,133,651)	(2,747,342)	(15,475,591)
Other Income
Interest Income (losses),net		23,798	7,451	(2,486)	(9,159)	(31,583)
Investments impairment		—	—	—	—	(50,000)
Patent impairment		—	—	—	—	(100,000)
Total other income(expenses)		23,798	7,451	(2,486)	(9,159)	(181,583)
Net Loss		(9,035,081)	(933,285)	(11,136,137)	(2,756,501)	(15,657,174)
		0
Weighted Average Shares Common Stock Outstanding		74,950,708	62,916,603	72,831,212	55,768,248
Net Loss Per Common Share (Basic and Fully Diluted)		(0.12)	(0.01)	(0.15)	(0.05)

ENERGTEK INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended		Since the beginning of the development stage entity until
	September-30	September-30	September-30	September-30	September 30,
	2008	2007	2008	2007	2008
Cash Flows from Operating Activities:

Net Loss	(9,035,081)	(933,285)	(11,136,137)	(2,756,501)	(15,657,174)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation and Amortization	11,265	281,503	32,794	1,116,465	1,152,502
Foreign exchange difference on loans	(38,803)	38,151	5,269	38,151	47,145
Impairment and Adjustments of Patent	—	—	—	—	102,147
Impairment of Option Investment	—	—	—		50,000
Non-employees' share compensation	8,106,127	63,025	8,405,489	334,393	9,102,032
Severance pay liability	—	—	—	—	(11,295)
Decrease (Increase) in accounts receivable and prepaid expenses	(25,203)	(13,283)	(73,017)	(38,867)	(199,822)
Increase in Inventory	(2,925)	—	(17,399)	—	(17,399)
Accounts payable and accrued liabilities	(80,696)	(527,278)	65,841	(224,438)	73,803
Net cash used in Operating Activities	(1,065,316)	(1,091,167)	(2,717,160)	(1,530,797)	(5,358,061)

Cash Flows to Investing Activities:
Investment in new-consolidated subsidiaries and purchase of new-activity	—	—	—	(160,688)	(160,688)
Investment in shares	—	—	—	(24,500)	(24,500)
Investment in Option	—	—	—	—	(50,000)
Deposit	(517,308)	(4,958)	(539,409)	(16,953)	(569,055)
Advances paid to suppliers of fixed assets	—	—	(75,000)	—	(334,340)
Purchase of fixed assets	(66,243)	(58,615)	(281,744)	(196,166)	(401,012)
Net cash used in Investing Activities	(583,551)	(63,573)	(896,153)	(398,307)	(1,539,595)

Cash Flows from Financing Activities:
Issuance of common stock	—	1,240,500	2,917,250	4,143,262	7,280,512
Warrants exercise	—	1,295,000	—	1,295,000	1,295,000
Redemption of warrants	(105,000)	—	(105,000)	(250,000)	(355,000)
Repayment of loan	—	—	(71,767)	—	(291,767)
Net cash from Financing Activities	-105,000	2,535,500	2,740,483	5,188,262	7,928,745
Net Increase (Decrease) in Cash	(1,753,867)	1,380,760	(872,830)	3,259,158	1,031,089
Cash at Beginning of Period	3,408,718	2,165,699	2,527,681	287,301	623,762
Cash at End of Period	1,654,851	3,546,459	1,654,851	3,546,459	1,654,851

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Organization and Summary of Significant Accounting Policies

About Energtek

Energtek provides proprietary solutions to meet the technical, economical and logistical challenges of Natural Gas (NG) delivery for vehicles worldwide, with a major focus on the 2- and 3-wheel vehicles market, and on Bulk Transportation markets.

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

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position, at September 30, 2008 and the results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Organization and Summary of Significant Accounting Policies (Cont.)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. We are still in the process of evaluating the impact that SFAS 157 will have on our pension related financial assets and our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).SFAS 157 did not have an impact on our Condensed Consolidated Financial Statements.

Note 2 - Stockholders Equity

Between January 1, 2008 and September 30, 2008, the Company raised an aggregate of $2,917,250 by selling to purchasers an aggregate of 3,889,667 units of the Company’s securities, each unit consisting of one share of common stock and one warrant, designated Class 2007-J Warrant. Each Class 2007-J Warrant entitles the holder thereof to purchase one share of common stock at a purchase price of $1.50 until February 28, 2011. The purchase price paid to the Company for each unit was $0.75. Commissions in cash, in the amount of $145,863 are to be paid with respect to such issuances and, in addition, 194,483 shares of our common stock are to be issued as commissions.

On July 7, 2008, the Company’s board of directors authorized the redemption of 2,100,000 outstanding Class B Warrants at a redemption price of $0.05 per warrant, for the aggregate amount of $105,000, pursuant to the terms of the Company’s warrant agreements with the holders of the Class B Warrants.

On June 1, 2008 the Company signed an additional agreement with Chelsea Holdings, Inc. (hereinafter "CHELSEA") for the provision of public and investor relations services. The agreement has a term of 1 year and may be terminated by either party with 30 days notice. In exchange for the services, the Company agreed to issue to CHELSEA 350,000 shares of restricted common stock, of which 87,500 shares were issued upon execution of the agreement, 87,500 shares were issued on September 1, 2008 and 87,500 additional shares will be issued on each of December 1, 2008 and March 1, 2009. The Company recorded a total of $199,792 as G&A expenses and $93,334 Pre-Paid expenses in the period from June 1 ,2008 to September 30 ,2008 in connection with the issuances to CHELSEA pursuant to this agreement.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3- Stock Based Compensation

Stock Options

1.	Employee Stock Option Plans:

a.
On May 4, 2008 the Board of Directors of the Company has adopted its 2008 Israeli Employees Stock Option Plan, applicable to Israeli Officers, Directors and Employees of the Company and its subsidiaries.

b.	3,000,000 shares of the Company's Common Stock were reserved in consideration of IL-2008 Stock Option Plan.

c.
Stock Options to be granted under IL-2008 Stock Option Plan shall be subject to such exercise prices, and vesting schedule as shall be defined by the Company's Compensation Committee, or any other body, authorized by the Board of Directors.

d.	As of September 30, 2008 options to purchase 995,000 shares of the Company's of common stock were granted to an Officer and a Director of the Company, subject to IL-2008 Stock Option Plan.

e.
As of September 30, 2008, total fair value of options granted under IL-2008 Stock Option Plan is $1,108,172, of which $108,412 has been expended. The remaining $996,760 is expected to be recognized over a period of 2.5 years.

f.	Options for the remaining 2,000,000 shares of common stock are reserved for issuance in future periods.

2.	Stock Options granted to the Company's CEO.

a.	On August 24, 2008 the Board of Directors of the Company has approved the grant of 5,000,000 Warrants to the Company's CEO, Mr. Lev Zaidenberg.

b.	Each of the aforementioned Warrants entitled Mr. Zaidenberg to purchase a single share of the Company's common stock, subject to the following exercise prices and periods:

Warrants	Exercise Price	Exercisable Until
2,000,000	$0.36	December 31, 2010
1,000,000	$0.50	June 30, 2011
400,000	$0.75	December 31,2011
400,000	$1.05	June 30, 2012
400,000	$1.50	December 31, 2012
400,000	$2.00	June 30, 2013
400,000	$2.50	December 31,2013

c.	The entire aforementioned warrants are fully vested upon grant.

d.	Total fair value of aforementioned warrants is $7,542,550, all recognized as stock based compensation expenses in the third quarter of 2008.

3.	Other Stock Options grants:

a.	Until September 30, 2008 the Company has granted several of its subsidiaries' officers, directors and service providers with 1,795,080 Warrants.

b.	Each such Warrant represents the right to purchase a single share of the Company's common stock, and is subject to various exercise prices, periods and vesting.

c.
As of September 30, 2008, total fair value of all such outstanding warrants was $615,438, out of which $170,00 have been recognized in 2007, $336,140 in 2008, and the remaining $109,298 is expected to be recognized over a period of 2.6 years.

ENERGTEK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stock Based Compensation (Cont.)

4.	The following table summarizes the changes in the above stock options for 2008:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (as of September 30, 2008)	Fair Value
Outstanding December 31, 2007	1,488,000	$0.3	4.6	$347,693

Granted during 2008	6,307,080	$0.8	3.5	$8,935,910

Forfeited during 2008	101,000	$0.4	5.5	$17,444

Outstanding September 30, 2008	7,694,080	$0.7	3.7	$9,266,160

Exercisable as of September 30, 2008	6,978,805	$0.7	3.6	$8,176,423

5.
The fair value of each of the aforementioned stock option is estimated on the date of grant using the Black-Sholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of the share price for the Company and similar companies over a period equal to the expected term; The risk free rate is based on the U.S. Treasury bonds with constant maturity for a term consistent with the expected term of the award, as in effect on the day of grant.

6.
The fair value of options granted during the 9 month period ended September 30, 2008 was estimated using the following assumptions: (a) average expected term of the option of 2.1 years (b) average risk free interest rate of 1.88% (c) dividend yield of 0% and (d) volatility of 79.8%.

Note 4 - Going Concern

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the “Company”, “Corporation”, “Energtek,” “we,” “our” or “us” refer to Energtek Inc. or to Energtek Inc. together with its subsidiaries, unless the context otherwise indicates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projects,” “predicts,” “potential,” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitably, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. The Company’s actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

We were incorporated under the laws of the state of Florida on November 18, 1998 under the name “Elderwatch, Inc.” On September 20, 2006, we changed our Company’s state of incorporation from Florida to Nevada in the merger of Elderwatch, Inc. with and into its wholly-owned subsidiary, Energtek Inc., a Nevada corporation, which was formed for such purpose. Simultaneously with such merger, we changed our Company name from "Elderwatch, Inc." to "Energtek Inc." in order to better reflect our proposed business operations. We also increased the number of our authorized shares of common stock from 50,000,000 to 250,000,000 shares, and decreased the authorized number of our preferred shares from 10,000,000 to 5,000,000 shares. On October 30, 2006, we implemented a one for three forward stock split of our common stock and further increased the authorized shares of our common stock to 750,000,000 shares, par value $0.001.

On or about May 24, 2006, we decided to engage in the field of clean energy technologies with an emphasis on Natural Gas Vehicles (“NGV”) and Natural Gas transportation. We are currently preparing our infrastructure for operations through our subsidiaries. We intend to focus on:

•	Identifying and assessing alternative energy technologies and opportunities; and

•	Acquiring, establishing and supporting the activities of alternative energy operating companies in the U.S., Israel, India, the Ukraine and Southeast Asia.

The Company enables the conversion of vehicles, especially two and three wheelers, into natural gas powered vehicles, allowing this much cleaner and cheaper fuel to replace other more expensive and environmentally damaging fuel sources.

We currently have no business operations or revenues. We are devoting substantially all of our efforts to establishing our new business. We currently have seven subsidiaries and one affiliate. All of our subsidiaries and our affiliate are in the development stage. Following the changes in the market conditions, that abruptly reflected on the financial markets starting September 2008, the Board and the management of the Company implemented a program (the "Streamlining Plan") aimed to focus on continuous marketing activities for the products of the Company in the Asian markets, while delaying or stopping activities in other operational fronts, reducing the current expenses of the Company.

We have the following seven subsidiaries:

1.	Moregastech LLC, a Nevada limited liability company registered on February 22, 2007;

2.	Primecyl LLC, a New York limited liability company registered on October 27, 2006;

3.	Energtek Products Ltd., a company organized under the laws of the State of Israel on September 3, 2008;

4.	GATAL (Natural Gas for Israel) Ltd., a company organized under the laws of the State of Israel on November 16, 2006;

5.	Angstore Technologies Ltd., a company organized under the laws of the State of Israel on May 25, 2003;

6.	Ukcyl Ltd., a company registered in Ukraine on January15, 2007 (99.5% ownership through Primecyl LLC); and

7.	Energtek Philippines Inc., a company registered in Philippines on June 13, 2008.

8.	Energtek Far East - a company registered in Singapore on June 25 ,2008

We also own, through Moregastech LLC, 50% of the issued and outstanding shares of Moregastech India Private Limited, a company registered in India.

The business conducted or under development through our subsidiaries and our affiliate is:

•	Moregastech LLC: Supply of NGV infrastructure and high-pressure equipment;

•	Energtek Products Ltd.: Development of natural gas (“NG”) bulk transportation technologies;

•	GATAL Ltd.: Distribution of NG utilizing bulk NG transportation technology, and facilitator of NGV projects;

•	Angstore Technologies Ltd.: Development of Adsorbed Natural Gas (“ANG”) storage technology;

•
Ukcyl Ltd.: Manufacturer of high-pressure gas storage tanks; Following the Streamlining Plan, the activities in this subsidiary have been substantially reduced. Recently, the Board has decided on a full cease of these activities.

•	Energtek Philippines Inc.: Provision of solution for conversion of two of and three wheeled vehicles into NG powered vehicles; and

•	MoreGasTech India Private Limited: Marketing of the Company's products and solutions. Possible manufacturing and distribution of NGV equipment and pipeless gas supply technology.

We intend to further acquire or establish additional subsidiaries in selected countries, in order to sustain our business activities in such countries. Specific business development efforts are ongoing in the Philippines, India, Israel, Thailand, and Indonesia.

Plan of Operation

Over the next twelve months, we intend to continue investing and engaging mainly in the field of NG. We intend to develop the activities in which we have invested and increase our research and development efforts. We also intend to continue analyzing markets, projects and investments proposed to us in relevant areas.

The expansion of activities that already took place and the expansion that is planned will require the expansion of the personnel of the Company and its subsidiaries. Our engineering and public relations personnel have been increased. Following the Streamlining Plan we have delayed further increases in our staff, which will be required as the operations develop.

As of November 12, we are working in India for receiving the authorities' approvals for our transportation solutions, and we are investing in parallel in marketing efforts towards the time that the permits will be in place. In Indonesia we are involved in marketing efforts; we have signed two non-binding Memorandums of Understanding for joint natural gas distribution activities, and we are working both on operational and legal aspects to transform these Understandings into agreements. We are working in the Philippines on the instrumentation of conversion of tricycles to the "CNG-lite", concentrating as of now in receiving all the required permits for these activities. In all the markets we are checking the possibility of local financing for the activities.

Material Changes in Financial Condition

On September 30, 2008 we had cash and cash equivalents (including total deposits of $514,831) of $2,169,682, a decrease of approximately 14.2% as compared to cash and cash equivalents of $2,527,681 on December 31, 2007. Although accounts receivable and prepaid expenses increased by approximately 17.5%, from $410,843 on December 31, 2007 to $483,859 on September 30, 2008, and we had inventory valued at $17,399 on September 30, 2008 as compared to no inventory on December 31, 2007, total current assets dropped by approximately 9.1%, from $2,938,524 on December 31, 2007 to 2,670,940 on September 30, 2008. The drop in current assets resulted primarily from a decrease in net cash received from financing activities, including issuances of common stock and warrant exercises, which amounted to $2,535,500 and $5,188,262, respectively, in the three and nine month periods ended September 30, 2007, as compared to $0 and $2,845,483, respectively, in the three and nine month periods ended September 30, 2008.

Material changes were also recorded in advances and deposits, which increased by approximately 73.7% from $33,337 on December 31, 2007 to $57,915 on September 30, 2008. Advances and deposits consist primarily from deposits in bank and prepaid expenses to car rental companies. The increase in advances and deposits reflects primary increase in investing in bank deposits for period more than 3 months, and as a result additional deposits that the Company has made to car rental companies.

In addition, the value of our fixed assets increased by approximately 176.6%, from $185,577 on December 31, 2007 to $513,351 on September 30, 2008, as a result of investments in fixed assets of our Ukrainian company related to manufacturing of high-pressure gas storage tanks plant. .

Our liabilities pursuant to short term loans decreased by approximately 14.2%, from $468,965 on December 31, 2007 to $402,467 on September 30, 2008, partial repayment of a loan to former related party.

Accounts payable and accrued liabilities increased by approximately 27.5%, from $239,448 on December 31, 2007 to $305,289 on September 30, 2008, as a result of increase in the Company's volume of activity.

Material Changes in Results of Operations

The Company has not generated any revenues to date. Our net loss in the nine months ended September 30, 2008 was $11,136,137, an increase of approximately 304% as compared to our net loss of $2,756,501 in the nine months ended September 30, 2007. In the three months ended September 30, 2008 our net loss was $9,035,081, an increase of 868.1% as compared to our net loss of $933,285 in the three months ended September 30, 2007. The increase in losses resulted primarily from stock based compensation expenses of $8,166,292, including the effects of stock based compensation pursuant to our 2008 Israeli Employees Stock Plan, and issuance of warrants to the Company's CEO, as described in more detail in footnote 3 in the accompanying financial statements.

The Company’s expenses include consulting expenses, stock based compensation, research and development expenses and general and administrative expenses. Total operating expenses increased by approximately 305.3% to $11,133,651 in the nine months ended September 30, 2008, from $2,747,342 in the nine months ended September 30, 2007. In the three months ended September 30, 2008 total operating expenses were $9,058,879, an increase of 863.02% from operating expenses on $940,736 in the three months ended September 30, 2007. The increases in operating expenses resulted primarily from stock based compensation expenses recorded in the third quarter of this year. With the implementation of the Streamlining plan the Company expects quarterly expenses. In he context of the implementation of the Streamlining Plan, Eurospark S.A. has agreed to reduce the charges for the services provided by the CEO of the Company. The new monthly charges, effective as of November 2008, that shall cover the salary, the additional costs related to the Salary and the coverage of car expenses shall amount to $14,670.

Consulting Expenses

The Company incurs consulting expenses in connection with the analysis of business opportunities. In the nine months ended September 30, 2008 we incurred $213,878 in consulting expenses, a decrease of almost 50% as compared to consulting expenses of $421,615 in the nine month period ended September 30, 2007. In the three month period ended September 30, 2008 we incurred $58,659 in consulting expenses, a decrease of approximately 47.3% as compared to consulting expenses of $111,218 in the three month period ended September 30, 2007. These decreases resulted primarily from an increase in the number of employees of the Company and less reliance on independent consultants.

Research and Development Expenses.

In the nine months ended September 30, 2008 we incurred $653,660 in research and development expenses (not including $428,172 of stock based compensation that is related directly to our research and development activities), a decrease of approximately 44.9% as compared to research and development expenses of $1,185,442 in the nine month period ended September 30, 2007. In the three month period ended September 30, 2008 we incurred $257,104 in research and development expenses (not including $428,172 of stock based compensation that is related directly to our research and development activities), a decrease of approximately 33.3% as compared to research and development expenses of $385,289 in the three month period ended September 30, 2007. In the nine months period ended September 30, 2007 we recorded an expense of $799,417 in connection with our acquisition of Angstore Technologies Ltd. The acquisition was accounted for as a purchase business combination. The consideration paid in the acquisition has been accounted for under FAS141 "Business Combinations". The Company allocated the total amount above to IPRD and expended it immediately in accordance with fin 4(Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (An Interpretation of FASB Statement No. 2)) If the said expense is neutralized the comparative figures will show the significant increase in in-house research and development expenses.

General and Administrative Expenses.

General and administrative expenses include marketing and business development efforts, management compensation, public and investor relations expenses, rent, professional fees, telephone, travel and other general corporate expenses.

In the nine months ended September 30, 2008 we incurred $2,099,821 in general and administrative expenses (not including $7,738,120 of stock based compensation), an increase of approximately 84.1% as compared to general and administrative expenses of $1,140,285 in the nine month period ended September 30, 2007. In the three month period ended September 30, 2008 we incurred $730,324 in general and administrative expenses (not including $7,584,620 of stock based compensation), an increase of almost 64.4.0% as compared to general and administrative expenses of $444,229 in the three month period ended September 30, 2007. These increases resulted primarily from the increased marketing and business development activities, and increased salary, commissions and travel expenses.

Interest Income (Losses) Net.

In the nine months ended September 30, 2008 we incurred $2,486 in net interest expenses, a decrease of approximately 72.9% as compared to interest expenses of $9,159 in the nine months ended September 30, 2007. In the three month ended September 30, 2008 we earned net interest in the amount of $23,798, an increase of almost 220% as compared to net interest in the amount of $7,451 earned in the three month period ended September 30, 2007. The increase in earned net interest reflects an increase in an exchange rate of the US dollar against the New Israeli Shekel.

Going Concern Consideration

As of September 30, 2008, the Company has recorded an accumulated deficit of $15,657,174. The Company's consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. Additional funds are required in order to finance planned expansion activities and to service debt, which raises doubt about our ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon our ability to obtain sufficient capital. There can be no assurance that we will be able to raise additional capital on acceptable terms, if at all. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and principal financial officers have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that our disclosure controls and procedures are effective to ensure that information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance to our management and the board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may decline.

Management has assessed of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 and has concluded that our internal control over financial reporting is effective. We have not identified any current material weaknesses, considering the nature and extent of our current operations, or any risks or errors in our financial reporting under current operations. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended September 30, 2008, there were no pending legal proceedings to which the Company was a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder was a party adverse to the Company or had a material interest adverse to the Company.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2008 we issued 87,500 shares of common stock to a certain service provider in consideration of public and investor relations services provided . The shares were issued pursuant to our investor relations agreement with the service provider, dated June 1, 2008, which provides for monthly payments of $5,000 and the issuance of an aggregate of 350,000 shares of common stock to Chelsea Holdings as consideration for public and investor relations services. The shares were issued without registration, pursuant to an exemption from the registration requirement of the Securities Act of 1933 under Section 4(2) of the Act, in a transaction not involving a public offering.

On September 1, 2008 we issued 6,000 shares of common stock to a certain service provider in consideration of public and investor relations services provided. The shares were issued pursuant to a verbal agreement, which provides for monthly payments of $1,500 and the issuance of an aggregate of 10,000 shares of common stock to the service provider in consideration of his services. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers'' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

On April 9, 2008 we granted 100,080 warrants to a director of our subsidiary. Each warrant entitles the director with right to purchase a single share of our common stock, at exercise price of $0.70. Warrants vest over a period of three years, and remain exercisable over a period of 3 years thereafter. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers'' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

On April 9, 2008 we granted 102,000 warrants to a consultant of the Company. Each warrant entitles the consultant with right to purchase a single share of our common stock, at exercise price of $1.26. Warrants vest over a period of one year, and remain exercisable until December 31, 2011. The aforementioned securities were issued were issued without registration, pursuant to an exemption from the registration requirement of the Securities Act of 1933 under Section 4(2) of the Act, in a transaction not involving a public offering.

On August 22, 2008 we granted 30,000 warrants to an advisor of the Company. Each such warrant entitles the director with right to purchase a single share of our common stock, at exercise price of $0.50 until December 31, 2010. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers'' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

On September 22 we Granted options to purchase 995,000 shares of our common stock, to an officer and a director of the Company. Options are subject to certain vesting and expiry schedules, and exercise prices between $0.36 and $1.50. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers'' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

 On September 22 we granted 5,000,000 warrants, all fully vested, to our CEO, Mr. Lev Zaidenberg. Each such warrant entitles Mr. Zaidenberg with the right to purchase a single share of our common stock, at exercise price ranging from $0.36 to $2.5. Warrants are exercisable over an average period of 3.2 years. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers'' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2008

ENERGTEK INC.

By:	/s/ Lev Zaidenberg	By:	/s/ Doron Uziel
Name:	Lev Zaidenberg	Name:	Doron Uziel
Title:	Chief Executive Officer (Principal Executive Officer)	Title:	Treasurer (Principal Financial Officer)